Form 10-Q
period 2022-03-31
FG Merger Corp.
filed 2022-04-22
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41309

FG Merger Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2462502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 S. Maple Street, Itasca, Illinois 60143
(Address of Principal Executive Offices, including zip code)

708-870-7365
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	FGMCU	THE NASDAQ STOCK MARKET LLC
Common stock	FGMC	THE NASDAQ STOCK MARKET LLC
Warrants	FGMCW	THE NASDAQ STOCK MARKET LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of April 22, 2022 there were 10,157,750 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG Merger Corp.

Balance Sheet

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$957,444	$—
Prepaid expenses	381,472	—
Deferred offering costs	—	—
Total current assets	1,338,916	—

Marketable securities held in trust account	82,528,239	—
TOTAL ASSETS	$83,867,155	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$81,470	$3,272
Total current liabilities	81,470	3,272

TOTAL LIABILITIES	$81,470	$3,272

COMMITMENTS AND CONTINGENCIES
Common stock, $0.0001 par value, subject to possible redemption, 8,050,000 and 0 shares at redemption value, respectively	$82,528,239	$—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 2,107,750 and 0 shares issued and outstanding, respectively (excluding 8,050,000 and 0 shares subject to possible redemption, respectively)	211	—
Additional paid-in capital	1,355,813	—
Accumulated deficit	(98,578)	(3,272)
Total Stockholders’ Equity (Deficit)	$1,257,446	$(3,272)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,867,155	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
General and administrative expenses	$111,045	$—
Loss from operations	$(111,045)	$—

Other income (expenses):
Investment income on trust account	15,739	—
Total other income (expense)	$(15,739)	$—

Net loss	$(95,306)	$—

Weighted average redeemable common shares outstanding
Basic and diluted	2,749,444	—
Basic and diluted net income per share, redeemable shares	$0.22	$—

Weighted average non-redeemable common shares outstanding
Basic and diluted	1,843,942	—
Basic and diluted net loss per share, non-redeemable shares	$(0.38)	—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Changes in Shares Subject to Possible Redemption and Stockholders’ Equity (Deficit)

(Unaudited)

	Shares Subject to Possible				Additional		Total
	Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/ (Deficit)
Balance at December 31, 2020	—	$—	—	$—	$—	$—	$—
Net Income	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	$—	$—	$—

Balance at December 31, 2021	—	$—	—	$—	$—	$(3,272)	$(3,272)
Issuance of 2,012,500 common shares to initial stockholders	—	—	2,012,500	201	24,799	—	25,000
Sale of 8,050,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	8,050,000	79,259,163	—	—	—	—	—
Sale of 55,000 units at $10 per unit in private placement	—	—	55,000	6	549,994	—	550,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	—	—	100,000	—	100,000
Sale of 3,950,000 $11.50 strike warrants in private placement	—	—	—	—	3,950,000	—	3,950,000
Issuance of 40,250 underwriter units, including over-allotment	—	—	40,250	4	96	—	100
Accretion of common shares subject to redemption	—	3,269,076	—	—	(3,269,076)	—	(3,269,076)
Net Loss	—	—	—	—	—	(95,306)	(95,306)
Balance at March 31, 2022	8,050,000	$82,528,239	2,107,750	$211	$1,355,813	$(98,578)	$1,257,446

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(95,306)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	78,198	—
Prepaid expense	(381,472)	—
Net cash used in operating activities	$(398,580)	$—

Cash flows from investing activities
Investments in marketable securities	(82,528,239)	—
Net cash used in investing activities	$(82,528,239)	$—

Cash flows from financing activities
Proceeds from promissory notes	150,000	—
Repayment of promissory note	(150,000)	—
Proceeds from sale of shares of common stock to initial stockholders	25,000	—
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	79,259,163	—
Proceeds from sale of private units in private placement	550,000	—
Proceeds from sale of $11.50 exercise warrants in private placements	3,950,000	—
Proceeds from sale of $15 exercise warrants in private placements	100,000	—
Proceeds from sale of underwriter units in private placement	100	—
Net cash provided by financing activities	$83,884,263	$—

Net increase in cash	$957,444	$—
Cash at beginning of period	—	—
Cash at end of period	$957,444	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2022 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FG Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on February 25, 2022. On March 1, 2022, the Company consummated its IPO of 7,000,000 units (the “Units”) at $10.00 per Unit. In connection with the IPO, the underwriters were granted an option to purchase up to an additional 1,050,000 Units to cover over-allotment, if any. On March 3, 2022, the underwriter fully exercised their over-allotment option and purchased 1,050,000 Units. Each Unit consist of one common stock of the Company, par value $0.0001 per share (the “Public Share”) and three-quarters of one redeemable warrant (the “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,500,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placements ( the “Private Placements”) of i) 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, ii) 3,950,000 $11.50 exercise price warrants (the “$11.50 Private Warrants”) at a price of $1.00 per $11.50 Private Warrant, and iii) 55,000 units at $10.00 per unit (the “Private Units” and, together with the $15 Private Warrants and $11.50 Private Warrants, the “Private Placement Securities”) to the Company’s sponsor, FG Merger Investors LLC (the “Sponsor”), directors, and officers, for the aggregate purchase price of $4,600,000.

Each Private Unit consists of one Common Stock and three-quarters of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Each $11.50 Private Warrant will entitle the holder to purchase one common share at an exercise price of $11.50 per each share, will be exercisable for a period of five years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $11.50 Private Warrants and the shares issuable upon the exercise of the $11.50 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Company Units are listed on NASDAQ. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on March 1, 2022, and subsequent closing of the over-allotment on March 3, 2022, a total of $82,512,500 ($10.25 per unit) from the net proceeds of the sale of Units in the IPO and the sale of Private Placement Securities as well as the proceeds from the closing of the over-allotment option were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,000 upon or immediately prior to such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 and $11.50 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company will have until 15 months (or 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $805,000 ($0.10 per Public Share in either case), on or prior to the 15-month anniversary of the closing of the IPO.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Marketable securities held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were invested in short term U.S. Treasury obligations, which are carried at amortized cost, as the Company plans to hold the U.S. Treasury obligations until maturity. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering costs amounting to $1,240,837 (including $750,000 of underwriting fees) were charged to shareholders’ equity upon the completion of IPO. Furthermore, underwriters also received 40,250 Units (“Underwriter Units”), with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account. Each Underwriter Unit consists of one share of common stock of the Company, par value $0.0001 per share and three-quarters of one redeemable warrant (“Underwriter Warrant”), each whole Underwriter Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share.

Warrants

The Company accounts for the 6,037,500 Public Warrants, 41,250 Private Unit Warrants, 3,950,000 $11.50 Private Warrant, 1,000,000 $15.00 Private Warrant and 30,188 Underwriter Warrants issued in connection with the IPO and the Private Placements in accordance with the guidance contained in ASC 815-40 “Contracts in Entity’s Own Equity” and ASC 480, “Distinguishing Liabilities from Equity”. The Company’s warrants meet the criteria required to be classified as equity.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three months ended March 31, 2022, the provision for income taxes was immaterial and therefore not provided.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has redeemable and nonredeemable shares of common stock. Income and losses are shared pro rata between the redeemable and nonredeemable shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2022 to IPO was allocated fully to the nonredeemable shares of common stock. Diluted net income (loss) per share attributable to stockholders adjusts the basic net income (loss) per share attributable to stockholders and the weighted-average shares of common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per share of common stock is the same as basic income (loss) per share of common stock for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2022 to IPO date	$(3,727)
Net loss from IPO date to quarter end March 31, 2022	(91,579)
Total loss from January 1, 2022 to quarter end	$(95,306)

	For the period from January 1, 2022 through March 31, 2022
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total loss allocated by class	$(72,576)	$(22,730)	$(95,306)
Less: Accretion allocated based on ownership percentage	(2,590,738)	(678,338)	(3,269,076)
Plus: Accretion applicable to the redeemable class	3,269,076		3,269,076
Total income (loss) by class	$605,762	$(701,068)

Weighted average shares	2,749,444	1,843,942
Earnings (loss) per share	$0.22	$(0.38)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On March 1, 2022, the Company consummated its IPO of 7,000,000 Units. On March 3, 2022, 1,050,000 additional Units were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,500,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated the Private Placements in which the Sponsor purchased (i) 55,000 Private Units at a price of $10.00 per Private Unit, (ii) 3,950,000 $11.50 Private Warrants at a price of $1.00 per $11.50 Private Warrant, and (iii) 1,000,000 $15 Private Warrants at a price of $0.10 per $15 Private Warrant. The aggregate gross proceeds from the sale of Private Placement Securities are $4,600,000. Each $15 Private Warrant, $11.50 Private Warrant and the Private Unit Warrants will entitle the holder to purchase one share of common stock at its respective exercise price.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 10, 2022, the Company issued an aggregate of 2,012,500 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On January 11, 2022, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 1,952,500 Founder Shares.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On January 10, 2022, the Company issued an unsecured Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $175,000. On January 10, 2022 The Company drew $150,000 pursuant to the promissory note. The promissory note was subsequently paid off on March 1, 2022. There were no amounts outstanding as of March 31, 2022.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on February 25, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. For the three months ended March 31, 2022, the total administrative services expense was $10,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration right agreement entered into on February 25, 2022, the holders of the Founder Shares and the Private Placement Securities (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments at the Initial Public Offering price. On March 2, 2022, the underwriters exercised the over-allotment in full, and the closing of the issuance and sale of the additional Units occurred on March 3, 2022.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022, there were 2,107,750 shares of common stock issued and outstanding, excluding 8,050,000 shares subject to possible redemption.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The $15 Private Warrants will entitle the holder to purchase one common share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The $11.50 Private Warrants will entitle the holder to purchase one common share at an exercise price of $11.50 per each share, will be exercisable for a period of five years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $11.50 Private Warrants and the shares issuable upon the exercise of the $11.50 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Private Unit Warrants will have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the balance sheet date through the date these financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or “FGMC” refer to FG Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Merger Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our IPO (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

FG Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Recent Developments

The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2022. On March 1, 2022, the Company consummated its IPO of 7,000,000 units (the “Units”). On March 3, 2022, 1,050,000 additional Units were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,500,000.

Each Unit consist of one common stock of the Company, par value $0.0001 per share (the “Public Share”) and three-quarters of one redeemable warrant (the “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,500,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placements ( the “Private Placements”) of i) 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, ii) 3,950,000 $11.50 exercise price warrants (the “$11.50 Private Warrants”) at a price of $1.00 per $11.50 Private Warrant, and iii) 55,000 units at $10.00 per unit (the “Private Units” and, together with the $15 Private Warrants and $11.50 Private Warrants, the “Private Placement Securities”) to the Company’s sponsor, FG Merger Investors LLC (the “Sponsor”), directors, and officers, for the aggregate purchase price of $4,600,000.

Each Private Unit consists of one Common Stock and three-quarters of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Each $11.50 Private Warrant will entitle the holder to purchase one common share at an exercise price of $11.50 per each share, will be exercisable for a period of five years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $11.50 Private Warrants and the shares issuable upon the exercise of the $11.50 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Company Units are listed on NASDAQ. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on March 1, 2022, and subsequent closing of the over-allotment on March 3, 2022, a total of $82,512,500 ($10.25 per unit) from the net proceeds of the sale of Units in the IPO and the sale of Private Placement Securities as well as the proceeds from the closing of the over-allotment option were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,000 upon or immediately prior to such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 and $11.50 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company will have until 15 months (or 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $805,000 ($0.10 per Public Share in either case), on or prior to the 15-month anniversary of the closing of the IPO.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to change in the recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2022, the Company reported a net loss of $95,306, which consists of $111,045 general and administrative expenses, offset by $15,739 investment income earned in Trust Account.

Liquidity and Capital Resources

On March 1, 2022, we consummated our IPO of 7,000,000 Units, generating gross proceeds of $70,000,000. On March 3, 2022, 1,050,000 additional Units were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating additional gross proceeds of $10,500,000, for total proceeds of $80,500,000.

Simultaneously with the closing of the IPO, we completed the private sale of i) 1,000,000 $15 Private Warrants generating total proceeds of $1,000,000, ii) 3,950,000 $11.50 Private Warrants generating total proceeds of $3,950,000, and iii) 55,000 Private Units generating total proceeds of $55,000. From the proceeds of the IPO and private placement of $15 Private Warrants, $11.50 Private Warrants, and Private Units, the Company retained approximately $900,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the IPO and directors and officers insurance. As of March 31, 2022, the Company held a cash balance of $957,444 outside of the Trust Account.

For the three months ended March 31, 2022, cash used in operating activities was $398,580, consisting primarily of (i) net loss of $95,306, and (ii) change in operating assets and liabilities which include an increase in prepaid expenses by $381,472 and an increase in accounts payable by $78,198.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2022, there were no Working Capital Loans under this arrangement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on February 25, 2022, the holders of the Founder Shares (as defined below) and the Private Placement Securities (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments at the Initial Public Offering price. On March 2, 2022, the underwriters exercised the over-allotment in full, and the closing of the issuance and sale of the additional Units occurred on March 3, 2022.

Related Party Transactions

Founder Shares

On January 10, 2022, the Company issued an aggregate of 2,012,500 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On January 11, 2022, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 1,952,500 Founder Shares.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on February 25, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were invested in short term U.S Treasury obligation, which is carried at amortized cost and approximate fair value. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital. During the three months ended March 31, 2022, the Company recorded charges of $3,269,076 against additional paid-in-capital.

Warrants

The Company accounts for the 6,037,500 Public Warrants, 41,250 Private Unit Warrants, 3,950,000 $11.50 Private Warrant, 1,000,000 $15.00 Private Warrant and 30,188 Underwriter Warrants issued in connection with the IPO and the Private Placements in accordance with the guidance contained in ASC 815-40 “Contracts in Entity’s Own Equity” and ASC 480, “Distinguishing Liabilities from Equity”. Such guidance provides that the Company’s warrants meet the criteria for equity treatment thereunder, each Company’s warrants is recorded as equity.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering costs amounting to $1,240,837 (including $750,000 of underwriting fees) were charged to shareholders’ equity upon the completion of IPO. In addition, all deferred offering costs were recorded in additional paid-in-capital due to the IPO. Furthermore, underwriters also received 40,250 Units (“Underwriter Units”), with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account. Each Underwriter Unit consists of one share of common stock of the Company, par value $0.0001 per share and three-quarters of one redeemable warrant (“Underwriter Warrant”), each whole Underwriter Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the three months ended March 31, 2022.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has redeemable and nonredeemable shares of common stock. Income and losses are shared pro rata between the redeemable and nonredeemable shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2022 to IPO was allocated fully to the nonredeemable shares of common stock. Diluted net income (loss) per share attributable to stockholders adjusts the basic net income (loss) per share attributable to stockholders and the weighted-average shares of common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per share of common stock is the same as basic income (loss) per share of common stock for the period presented.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2022, we issued an aggregate of 2,012,500 shares of Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On January 11, 2022, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of the Company’s management and board of directors as well as senior advisors, resulting in the Sponsor holding 1,952,500 Founder Shares.

The registration statement for the Company’s Offering was declared effective on February 25, 2022. On March 1, 2022, the Company consummated its Offering of 7,000,000 Units, and, on March 3, 2022, 1,050,000 Units were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one common stock of the Company and three-quarters of one redeemable Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,500,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the Offering, and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated Private Placements of i) 1,000,000 $15 Private Warrants at a price of $0.10 per $15 Private Warrant, ii) 3,950,000 $11.50 Private Warrants at a price of $1.00 per $11.50 Private Warrant, and iii) 55,000 Private Units at $10.00 per unit to the Sponsor, directors, and officers, for the aggregate purchase price of $4,600,000.

Each Private Unit consists of one common stock and three-quarters of one non-redeemable Private Unit Warrant. Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Each $11.50 Private Warrant will entitle the holder to purchase one common share at an exercise price of $11.50 per each share, will be exercisable for a period of five years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $11.50 Private Warrants and the shares issuable upon the exercise of the $11.50 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Following the closing of the IPO on March 1, 2022, and subsequent closing of the underwriters’ option of the over-allotment on March 3, 2022, a total of $82,512,500 ($10.25 per Unit) from the net proceeds of the sale of Units in the IPO, the sale of securities in the Private Placements and proceeds from the closing of underwriters’ option of over-allotment were placed in the Trust Account.

We paid a total of $750,000 in underwriting fees and $490,837 for other costs and expenses related to the IPO.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)
4.1

Public Warrant Agreement, dated February 25, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

4.2

Private Warrant Agreement, dated February 25, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.1

Letter Agreement, dated February 25, 2022, by and among the Company and its officers, directors, and the Sponsor (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.2

Investment Management Trust Agreement, dated February 25, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.3

Registration Rights Agreement, dated February 25, 2022, by and among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.4

Administrative Services Agreement, dated February 25, 2022, by and between the Registrant and the Sponsor (incorporated by reference to exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.5

Indemnity Agreements, each dated as of February 25, 2022, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.6

Private Placement Units Purchase Agreement, dated February 25, 2022, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.7

$15 Exercise Price Warrants Purchase Agreement, dated February 25, 2022, between the Registrant and FG Merger Investors LLC (incorporated by reference to exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.8

$11.50 Exercise Price Warrants Purchase Agreement, dated February 25, 2022, between the Registrant and FG Merger Investors LLC (incorporated by reference to exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2022	FG Merger Corp.

	By:	/s/ Emily Torres
Name: Emily Torres
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)