Form 10-Q
period 2022-09-30
FG Merger Corp.
filed 2022-10-20
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41309

FG Merger Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2462502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 S. Walnut Street, Itasca, Illinois 60143
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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of October 20, 2022 there were 10,157,750 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG Merger Corp.

Balance Sheet

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$772,121	$—
Prepaid expenses	274,194	—
Total current assets	1,046,315	—

Marketable securities held in trust account	82,996,651	—
TOTAL ASSETS	$84,042,966	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$71,469	$3,272
Total current liabilities	71,469	3,272

TOTAL LIABILITIES	$71,469	$3,272

COMMITMENTS AND CONTINGENCIES
Common stock, $0.0001 par value, subject to possible redemption, 8,050,000 and 0 shares at redemption value, respectively	$82,996,651	$—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 2,107,750 and 0 shares issued and outstanding, respectively (excluding 8,050,000 and 0 shares subject to possible redemption, respectively)	211	—
Additional paid-in capital	887,401	—
Retained earnings (Accumulated deficit)	87,234	(3,272)
Total Stockholders’ Equity (Deficit)	$974,846	$(3,272)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,042,966	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$95,132	$—	$393,645	$—
Loss from operations	$(95,132)	$—	$(393,645)	$—

Other income (expenses):
Investment income on trust account	372,393	—	484,151	—
Total other income (expense)	$372,393	$—	$484,151	$—

Net income	$277,261	$—	$90,506	$—

Weighted average redeemable common shares outstanding
Basic and diluted	8,050,000	—	6,302,564	—
Basic and diluted net income per share, redeemable shares	$0.04	$—	$0.13	$—

Weighted average non-redeemable common shares outstanding
Basic and diluted	2,107,750	—	2,020,780	—
Basic and diluted net loss per share, non-redeemable shares	$(0.01)	$—	$(0.38)	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Changes in Shares Subject to Possible Redemption and Stockholders’ Equity (Deficit)

(Unaudited)

	Shares Subject to Possible				Additional	Retained Earnings	Total
	Redemption		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance at December 31, 2020	—	$—	—	$—	$—	$—	$—
Net Income	—	—	—	—	—	—	—
Balance at June 30, 2021	—	$—	—	$—	$—	$—	$—
Net Income	—	—	—	—	—	—	—
Balance at September 30, 2021	—	$—	—	$—	$—	$—	$—

Balance at December 31, 2021	—	$—	—	$—	$—	$(3,272)	$(3,272)
Issuance of 2,012,500 common shares to initial stockholders	—	—	2,012,500	201	24,799	—	25,000
Sale of 8,050,000 units at $10 per unit in IPO, including over-allotment, net of underwriters’ discount and offering expenses	8,050,000	79,259,163	—	—	—	—	—
Sale of 55,000 units at $10 per unit in private placement	—	—	55,000	6	549,994	—	550,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	—	—	100,000	—	100,000
Sale of 3,950,000 $11.50 strike warrants in private placement	—	—	—	—	3,950,000	—	3,950,000
Issuance of 40,250 underwriter units, including over-allotment	—	—	40,250	4	96	—	100
Accretion of common shares subject to redemption	—	3,365,095	—	—	(3,365,095)	—	(3,365,095)
Net Loss	—	—	—	—	—	(186,755)	(186,755)
Balance at June 30, 2022	8,050,000	$82,624,258	2,107,750	$211	$1,259,794	$(190,027)	$1,069,978
Accretion of common shares subject to redemption	—	372,393	—	—	(372,393)	—	(372,393)
Net Income	—	—		—	—	277,261	277,261
Balance at September 30, 2022	8,050,000	$82,996,651	2,107,750	$211	$887,401	$87,234	$974,846

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

Statement of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$90,506	$—
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	68,197	—
Prepaid expense	(274,194)	—
Net cash used in operating activities	$(115,491)	$—

Cash flows from investing activities
Investments in marketable securities	(248,094,151)	—
Proceeds from maturity	165,097,500	—
Net cash used in investing activities	$(82,996,651)	$—

Cash flows from financing activities
Proceeds from promissory notes	150,000	—
Repayment of promissory note	(150,000)	—
Proceeds from sale of shares of common stock to initial stockholders	25,000	—
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	79,259,163	—
Proceeds from sale of private units in private placement	550,000	—
Proceeds from sale of $11.50 exercise warrants in private placements	3,950,000	—
Proceeds from sale of $15 exercise warrants in private placements	100,000	—
Proceeds from sale of underwriter units in private placement	100	—
Net cash provided by financing activities	$83,884,263	$—

Net increase in cash	$772,121	$—
Cash at beginning of period	—	—
Cash at end of period	$772,121	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2022 (UNAUDITED)

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern

The Company has until June 1, 2023 (unless such period is extended, as detailed above) to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of June 1, 2023 (unless extended), nor that it will be able to raise sufficient funds to complete an Initial Business Combination.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Marketable securities held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were invested in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three and nine months ended September 30, 2022, the provision for income taxes was immaterial.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2022 to IPO date	$(3,727)
Net income from IPO date to quarter end September 30, 2022	94,233
Total income from January 1, 2022 to quarter end September 30, 2022	$90,506

	For the period from July 1, 2022 through September 30, 2022
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total income allocated by class	$219,729	$57,532	$277,261
Less: Accretion allocated based on ownership percentage	(295,121)	(77,272)	(372,393)
Plus: Accretion applicable to the redeemable class	372,393		372,393
Total income (loss) by class	$297,002	$(19,740)

Weighted average shares	8,050,000	2,107,750
Earnings (loss) per share	$0.04	$(0.01)

	For the period from January 1, 2022 through September 30, 2022
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total income allocated by class	$74,679	$15,826	$90,506
Less: Accretion allocated based on ownership percentage	(2,961,953)	(775,535)	(3,737,488)
Plus: Accretion applicable to the redeemable class	3,737,488		3,737,488
Total income (loss) by class	$850,215	$(759,709)

Weighted average shares	6,302,564	2,020,780
Earnings (loss) per share	$0.13	$(0.38)

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

Promissory Notes

On January 10, 2022, the Company issued an unsecured Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $175,000. On January 10, 2022 The Company drew $150,000 pursuant to the promissory note. The promissory note was subsequently paid off on March 1, 2022. There were no amounts outstanding as of September 30, 2022.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on February 25, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. For the three months ended September 30, 2022, the total administrative services expense was $30,000 ($70,000 for the nine months ended September 30, 2022).

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022, there were 2,107,750 shares of common stock issued and outstanding, excluding 8,050,000 shares subject to possible redemption.

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, the Company reported net income of $277,261, which consists of $95,132 general and administrative expenses, offset by $372,393 investment income earned in Trust Account.

For the nine months ended September 30, 2022, the Company reported net income of $90,506, which consists of $393,645 general and administrative expenses, offset by $484,151 investment income earned in Trust Account.

Liquidity and Capital Resources

On March 1, 2022, we consummated our IPO of 7,000,000 Units, generating gross proceeds of $70,000,000. On March 3, 2022, 1,050,000 additional Units were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating additional gross proceeds of $10,500,000, for total proceeds of $80,500,000.

Simultaneously with the closing of the IPO, we completed the private sale of i) 1,000,000 $15 Private Warrants generating total proceeds of $1,000,000, ii) 3,950,000 $11.50 Private Warrants generating total proceeds of $3,950,000, and iii) 55,000 Private Units generating total proceeds of $55,000. From the proceeds of the IPO and private placement of $15 Private Warrants, $11.50 Private Warrants, and Private Units, the Company retained approximately $900,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the IPO and directors and officers insurance. As of September 30, 2022, the Company held a cash balance of $772,121 outside of the Trust Account.

For the nine months ended September 30, 2022, cash used in operating activities was $115,491, consisting primarily of (i) net income of $90,506, and (ii) change in operating assets and liabilities which include an increase in prepaid expenses by $274,194 and an increase in accounts payable by $68,197.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2022, there were no Working Capital Loans under this arrangement.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital. During the three months ended September 30, 2022, the Company recorded charges of $372,393 against additional paid-in-capital (during the nine months ended September 30, 2022, the Company recorded charges of $3,737,488 against paid-in-capital).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 20, 2022	FG Merger Corp.

	By:	/s/ Emily Torres
Name: Emily Torres
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)