Form 10-K
period 2022-12-31
FG Merger Corp.
filed 2023-02-02
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41309

FG Merger Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2462502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of June 30, 2022, the aggregate market value of the Registrant’s common stock held by non-affiliates was $80,497,988, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of February 2, 2023 there were 10,157,750 shares of Common Stock, par value $0.0001, issued and outstanding.

Documents incorporated by reference: none

FG MERGER CORP.

Annual Report on Form 10-K

References in this report (the “Annual Report”) to “we,” “us” or the “Company” or “FGMC” refer to FG Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Merger Investors LLC. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described below) or available to use from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to FG Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Merger Investors LLC, a Delaware limited liability company.

Item 1. BUSINESS

Introduction

We are a blank check company incorporated in Delaware on December 23, 2020 for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). While we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus on businesses in the financial services industry. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On March 1, 2022, the Company consummated its initial public offering (“IPO”) of 7,000,000 units (the “Units”). On March 3, 2022, 1,050,000 additional Units were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,500,000.

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

In addition, simultaneously with the closing of the IPO (and subsequent closing of the over-allotment), the Company completed the private placement of an aggregate of 40,250 units (the “Underwriter Units”), to the underwriters. Each Underwriter Unit consists of one share of common stock (“Underwriter Shares”) and three-quarters of one non-redeemable warrant (“Underwriter Warrant”), with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment.

Prior to the closing of the IPO, on January 10, 2022, the Company issued an aggregate of 2,012,500 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On January 11, 2022, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 1,952,500 Founder Shares.

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

As of December 31, 2022, there was $83,694,573 in investments and cash held in the trust account, which includes interest income available for the Company to use for its franchise and income tax obligations of approximately $385,000 as of December 31, 2022, as well as $521,865 of cash held outside the trust account. As of December 31, 2022, we have withdrawn $0 of interest earned from the trust account to pay taxes.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. All activity through December 31, 2022 relates to the Company’s formation, initial public offering and search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the initial public offering.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue an initial business combination target in any industry or sector, we intend to focus our search on companies within the financial services industry in North America. We will seek to acquire established businesses that we believe are fundamentally sound, but would benefit from the financial, operational, technological, strategic or managerial improvements our Company and management team can provide to maximize value. We will also look at earlier-stage companies that exhibit the potential to change the industries in which they participate, and which offer the potential of sustained high levels of revenue growth with an articulated path to profitability. NASDAQ rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor, our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Redemption rights for holders of public shares upon consummation of the initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is approximately $10.40 per public share as of December 31, 2022. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Initial Stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any public shares they acquired or may acquire during or after the initial public offering in connection with the completion of our initial business combination. Similarly, the Underwriter Shares held by the underwriters of our initial public offering do not have any redemption rights .

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and file them with the SEC. In connection therewith, we will provide our public stockholders with the redemption rights described above upon completion of the business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and our Initial Stockholders, Sponsor, officers and directors and the underwriters have agreed to vote any Founder Shares, Private Shares and Underwriter Shares they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Initial Stockholders, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our business combination. There is no limit on the number of shares our Initial Stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NASDAQ rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of this offering to complete our initial business combination or 18 months from the closing of this offering if our time to complete a business combination is extended as described herein. If we are unable to complete our initial business combination within such 15-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period (or 18-month period, as applicable).

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to use for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers: M. Wesley Schrader and Emily Torres. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Recent Developments

On January 5, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among FGMC, FG Merger Sub Inc., a Nevada corporation and a direct, wholly-owned subsidiary of FGMC (“Merger Sub”), and iCoreConnect Inc., a Nevada corporation (“iCoreConnect”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of FGMC, Merger Sub, and iCoreConnect.

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into iCoreConnect (the “Merger”), with iCoreConnect surviving as a wholly-owned subsidiary of FGMC. In connection with the Merger, FGMC will change its name to “iCoreConnect Inc.” (a Delaware Corporation). The Business Combination is expected to close in the second quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

Pre-Closing FGMC Conversion

Prior to the Closing, each share of FGMC common stock, par value $0.0001 shall be converted into shares of newly issued FGMC preferred stock, par value $0.0001 (“FGMC Preferred Stock”). The FGMC Preferred Stock shall have the rights, preferences, powers, privileges and restrictions, qualifications and limitations, including but not limited to:

•	The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of FGMC.
•

From and after the date of the issuance of any shares of FGMC Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of FGMC Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).

•

Dividends shall accrue from day to day and shall be cumulative and shall be payable within fifteen (15) business days after the anniversary of the date of the original issuance of the FGMC Preferred Stock to each holder of FGMC Preferred Stock as of such date .

•

From the closing of the Business Combination until the second anniversary of the date of the original issuance of the FGMC Preferred Stock, FGMC may, at its option, pay all or part of the accruing dividends on the FGMC Preferred Stock by issuing and delivering additional shares of FGMC Preferred Stock to the holders thereof.

•

FGMC shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of FGMC the holders of the FGMC Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of FGMC Preferred Stock.

•

In the event of any liquidation, dissolution or winding up of FGMC, the holders of shares of FGMC Preferred Stock then outstanding shall be entitled to be paid out of the assets of FGMC available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of FGMC Preferred Stock been converted into FGMC Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of FGMC Common Stock.

•

After 24 months from the closing of the Business Combination, in the event the closing share price of the FGMC Common Stock shall exceed 140% of the Conversion Price (as defined below) then in effect, then (i) each outstanding share of FGMC Preferred Stock shall automatically be converted into such number of shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by FGMC, subject to adjustment. At the time of such conversion, FGMC shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of FGMC, (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

•

The “Conversion Price” shall initially mean, as to the Preferred Stock, $10 per share; provided that the Conversion Price shall be reset to the lesser of $10 or 20% above the simple average of the volume weighted average price on the 20 trading days following 12 months after the later of (x) the date hereof or (y) the registration of the Common Stock underlying the Preferred Stock; provided further that such Conversion Price shall be no greater than $10 and no less than $2 and subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the applicable Preferred Stock.

•

Each share of FGMC Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment for stock splits, stock dividends, recapitalizations etc.

•

Immediately prior to any such optional conversion FGMC shall pay all dividends on the FGMC Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of FGMC: (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

Pre-Closing iCoreConnect Conversions

Prior to the Closing, (i) each vested, issued and outstanding option to purchase iCoreConnect common stock par value $0.001 (“iCoreConnect Common Stock”) shall be exercised into shares of iCoreConnect Common Stock (ii) each issued and outstanding warrant to purchase iCoreConnect Common Stock shall be exercised into shares of iCoreConnect Common Stock and (iii) the outstanding principal together with all accrued and unpaid interest under each iCoreConnect convertible promissory note shall be converted into shares of iCoreConnect Common Stock.

Business Combination Consideration

The aggregate consideration to be received by the iCoreConnect stockholders is based on a pre-transaction equity value of $98,000,000 (subject to usual and customary working capital adjustments and any adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification, combination, merger, sale or exchange of shares or other like change with respect to shares of FGMC Common Stock, occurring prior to the Closing date). In accordance with the terms and subject to the conditions of the Merger Agreement, immediately prior to the effective time of the Closing each share of issued and outstanding iCoreConnect Common Stock, shall be converted into a number of shares of FGMC Common Stock, based on the Exchange Ratio (as defined in the Merger Agreement).

Governance

The parties have agreed that effective immediately after the Closing of the Business Combination, the FGMC Board will be comprised of the directors designated by iCoreConnect by written notice to FGMC and reasonably acceptable to FGMC.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), and (iii) the parties preparing and filing a registration statement on Form S-4 and a joint proxy statement with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of each party’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at special meetings to be called for the approval of such matters.

In addition, FGMC has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

Conditions to Each Party’s Obligations

The obligations of FGMC and iCoreConnect to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of FGMC’s stockholders, (ii) the approval of iCoreConnect’s stockholders, (iii) the expiration or termination of the applicable waiting period under the HSR Act, (iv) FGMC’s Form S-4 registration statement becoming effective and (v) FGMC having at least $5,000,001 of net tangible assets following the exercise of stockholder redemption rights in accordance with FGMC’s charter.

In addition, the obligations of FGMC and Merger Sub to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of iCoreConnect being true and correct to the standards applicable to such representations and warranties and each of the covenants of iCoreConnect having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination; (iii) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred, (iv) iCoreConnect having effected the conversions of outstanding iCoreConnect option, warrants and convertible promissory notes described above and (v) the $15 Exercise Price Warrants Purchase Agreement, dated as of February 25, 2022, by and between FGMC and FG Merger Investors LLC shall have been amended to provide that each $15 Exercise Price Warrant (as defined therein) shall entitle the holder thereof to purchase one share of FGMC preferred stock, par value $0.0001 per share at the exercise price of $15.00 per share.

The obligation of iCoreConnect to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of FGMC and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of FGMC and Merger Sub having been performed or complied with in all material respects and (ii) the shares of FGMC Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including, but not limited to, (i) by mutual written consent of FGMC and iCoreConnect, (ii) by FGMC, on the one hand, or iCoreConnect, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either FGMC or iCoreConnect if the Business Combination is not consummated prior to the later of (A) June 1, 2023 and (B) September 1, 2023 if FGMC extends the deadline by which it must complete its initial business combination in accordance with its amended and restated certificate of incorporation, provided the failure to close by such date is not due to a breach by the terminating party and (iv) by either FGMC or iCoreConnect if a meeting of FGMC’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals.

A copy of the Merger Agreement is filed with the Current Report on Form 8-K, filed January 6, 2022, as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Merger Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. FGMC and iCoreConnect do not believe that these schedules contain information that is material to an investment decision.

Certain Related Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

iCoreConnect Support Agreement

In connection with the execution of the Merger Agreement, certain stockholders of iCoreConnect have entered into a support agreement (the “iCoreConnect Support Agreement”) pursuant to which the stockholders of iCoreConnect that are parties to the iCoreConnect Support Agreement have agreed to vote all shares of common stock of iCoreConnect beneficially owned by them in favor of the Merger Agreement and related transactions (as more fully described in the iCoreConnect Support Agreement).

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, FGMC, iCoreConnect, FG Merger Investors LLC, a Delaware limited liability company (the “Sponsor”) and certain stockholders of FGMC entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor and such stockholders agreed to, among other things, vote at any meeting of the stockholders of FGMC all of their shares of FGMC Common Stock held of record or thereafter acquired in favor of the proposals relating to the Business Combination (as more fully described in the Sponsor Support Agreement).

Lock-Up Agreement

In connection with the Closing, the Sponsor and certain existing stockholders of FGMC and certain existing equityholders of iCoreConnect (each, a “Lock-up Holder”) will enter into an agreement (the “Lock-Up Agreement”), pursuant to which and subject to certain customary exceptions, during the period commencing on the date of the Closing and ending on the date that is one hundred eighty (180) days after the consummation of the Business Combination such Lock-up Holder will agree not to (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-up Shares (as defined in the Lock-Up Agreement, which shall include certain securities held by the Lock-Up Holders), (ii) enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares, whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise, (iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or (iv) enter into any transaction, swap, hedge or other arrangement, or engage in any short sales with respect to any security of FGMC (as more fully described in the Lock-Up Agreement).

Amended and Restated Registration Rights Agreement

In connection with the Closing, FGMC will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which, the Registration Rights Agreement, dated as of February 25, 2022, among FGMC and the other parties thereto is terminated and whereby FGMC will agree to, among other things, file a resale shelf registration statement registering certain of the securities held by the Holders (as defined in the Amended and Restated Registration Rights Agreement, which will include certain existing stockholders of FGMC and certain existing equityholders of iCoreConnect) no later than 20 business days after the closing of the Business Combination. The Amended and Restated Registration Rights Agreement will also provide certain registration rights, including customary demand registration rights and piggyback registration rights to the Holders, subject to customary exceptions, terms and conditions. FGMC will agree to pay certain fees and expenses relating to registrations under the Amended and Restated Registration Rights Agreement (as more fully described in the Amended and Restated Registration Rights Agreement).

Sponsor Forfeiture Agreement

In connection with the execution of the Merger Agreement, FG Merger Investors LLC, the Sponsor, FGMC and iCoreConnect entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) pursuant to which the Sponsor has agreed that if at the closing of the Business Combination the SPAC Closing Cash (as defined in the Sponsor Forfeiture Agreement) is less than $20,000,000 then upon and subject to such closing the Sponsor will forfeit any and all dividends accrued on any shares of preferred stock, par value $0.0001 of FGMC (“Preferred Stock”) owned by the Sponsor, at the time of payment, whether such dividend shall be paid in cash or by the issuance of additional shares of Preferred Stock (as more fully described in the Sponsor Forfeiture Agreement).

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143 or by telephone at (708) 870-7365.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For a complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

We have also identified one additional risk factor, beyond what has been included in our Registration Statement, that we have listed below.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. It is possible that this tax will apply to future SPAC redemptions and liquidations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We currently maintain our executive offices at 104 S. Walnut Street, Unit 1A, Itasca, IL 60143. Our executive offices are provided to us by our sponsor at a minimal payment per month (included in the fee of up to $10,000 per month that we pay to our sponsor for administrative and support services). We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Stock

Our units, common stock, and warrants are each traded on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbols “FGMCU,” “FGMC,” and “FGMCW,” respectively.

Our public units commenced trading on February 25, 2022. On April 18, 2022, our public ordinary shares and public warrants included in the public units began separate trading. Public units not separated will continue to be listed on the Nasdaq Global Market. At December 31, 2022, there were 10,157,750 of our ordinary shares issued and outstanding.

Holders

As of February 2, 2023, there were fourteen holders of record of our units, eight holder of record of our common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Unregistered Sales of Equity Securities and Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected financial Data

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), and the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Recent Developments

On January 5, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among FGMC, FG Merger Sub Inc., a Nevada corporation and a direct, wholly-owned subsidiary of FGMC (“Merger Sub”), and iCoreConnect Inc., a Nevada corporation (“iCoreConnect”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of FGMC, Merger Sub, and iCoreConnect.

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into iCoreConnect (the “Merger”), with iCoreConnect surviving as a wholly-owned subsidiary of FGMC. In connection with the Merger, FGMC will change its name to “iCoreConnect Inc.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the second quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

Pre-Closing FGMC Conversion

Prior to the Closing, each share of FGMC common stock, par value $0.0001 (“FGMC Common Stock”) shall be converted into shares of newly issued FGMC preferred stock, par value $0.0001 (“FGMC Preferred Stock”). The FGMC Preferred Stock shall have the rights, preferences, powers, privileges and restrictions, qualifications and limitations, including but not limited to:

•	The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of FGMC.
•

From and after the date of the issuance of any shares of FGMC Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of FGMC Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).

•

Dividends shall accrue from day to day and shall be cumulative and shall be payable within fifteen (15) business days after the anniversary of the date of the original issuance of the FGMC Preferred Stock to each holder of FGMC Preferred Stock as of such date.

•

From the closing of the Business Combination until the second anniversary of the date of the original issuance of the FGMC Preferred Stock, FGMC may, at its option, pay all or part of the accruing dividends on the FGMC Preferred Stock by issuing and delivering additional shares of FGMC Preferred Stock to the holders thereof.

•

FGMC shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of FGMC the holders of the FGMC Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of FGMC Preferred Stock.

•

In the event of any liquidation, dissolution or winding up of FGMC, the holders of shares of FGMC Preferred Stock then outstanding shall be entitled to be paid out of the assets of FGMC available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of FGMC Preferred Stock been converted into FGMC Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of FGMC Common Stock.

•

After 24 months from the closing of the Business Combination, in the event the closing share price of the FGMC Common Stock shall exceed 140% of the Conversion Price (as defined below) then in effect, then (i) each outstanding share of FGMC Preferred Stock shall automatically be converted into such number of shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by FGMC, subject to adjustment. At the time of such conversion, FGMC shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of FGMC, (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

•

The “Conversion Price” shall initially mean, as to the Preferred Stock, $10 per share; provided that the Conversion Price shall be reset to the lesser of $10 or 20% above the simple average of the volume weighted average price on the 20 trading days following 12 months after the later of (x) the date hereof or (y) the registration of the Common Stock underlying the Preferred Stock; provided further that such Conversion Price shall be no greater than $10 and no less than $2 and subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the applicable Preferred Stock.

•

Each share of FGMC Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment for stock splits, dividends, reorganization, recapitalization etc.

•

Immediately prior to any such optional conversion FGMC shall pay all dividends on the FGMC Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of FGMC: (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

Pre-Closing iCoreConnect Conversion

Prior to the Closing, (i) each vested, issued and outstanding option to purchase iCoreConnect common stock par value $0.001 (“iCoreConnect Common Stock”) shall be exercised into shares of iCoreConnect Common Stock (ii) each issued and outstanding warrant to purchase iCoreConnect Common Stock shall be exercised into shares of iCoreConnect Common Stock and (iii) the outstanding principal together with all accrued and unpaid interest under each iCoreConnect convertible promissory note shall be converted into shares of iCoreConnect Common Stock.

Business Combination Consideration

The aggregate consideration to be received by the iCoreConnect stockholders is based on a pre-transaction equity value of $98,000,000 (subject to usual and customary working capital adjustments and any adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification, combination, merger, sale or exchange of shares or other like change with respect to shares of FGMC Common Stock, occurring prior to the Closing date). In accordance with the terms and subject to the conditions of the Merger Agreement, immediately prior to the effective time of the Closing each share of issued and outstanding iCoreConnect Common Stock, shall be converted into a number of shares of FGMC Common Stock, based on the Exchange Ratio (as defined in the Merger Agreement).

Governance

The parties have agreed that effective immediately after the Closing of the Business Combination, the FGMC Board will be comprised of the directors designated by iCoreConnect by written notice to FGMC and reasonably acceptable to FGMC.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), and (iii) the parties preparing and filing a registration statement on Form S-4 and a joint proxy statement with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of each party’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at special meetings to be called for the approval of such matters.

In addition, FGMC has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

Conditions to Each Party’s Obligations

The obligations of FGMC and iCoreConnect to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of FGMC’s stockholders, (ii) the approval of iCoreConnect’s stockholders, (iii) the expiration or termination of the applicable waiting period under the HSR Act, (iv) FGMC’s Form S-4 registration statement becoming effective and (v) FGMC having at least $5,000,001 of net tangible assets following the exercise of stockholder redemption rights in accordance with FGMC’s charter.

In addition, the obligations of FGMC and Merger Sub to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of iCoreConnect being true and correct to the standards applicable to such representations and warranties and each of the covenants of iCoreConnect having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination; (iii) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred, (iv) iCoreConnect having effected the conversions of outstanding iCoreConnect option, warrants and convertible promissory notes described above and (v) the $15 Exercise Price Warrants Purchase Agreement, dated as of February 25, 2022, by and between FGMC and FG Merger Investors LLC shall have been amended to provide that each $15 Exercise Price Warrant (as defined therein) shall entitle the holder thereof to purchase one share of FGMC preferred stock, par value $0.0001 per share at the exercise price of $15.00 per share.

The obligation of iCoreConnect to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of FGMC and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of FGMC and Merger Sub having been performed or complied with in all material respects and (ii) the shares of FGMC Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including, but not limited to, (i) by mutual written consent of FGMC and iCoreConnect, (ii) by FGMC, on the one hand, or iCoreConnect, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either FGMC or iCoreConnect if the Business Combination is not consummated prior to the later of (A) June 1, 2023 and (B) September 1, 2023 if FGMC extends the deadline by which it must complete its initial business combination in accordance with its amended and restated certificate of incorporation, provided the failure to close by such date is not due to a breach by the terminating party and (iv) by either FGMC or iCoreConnect if a meeting of FGMC’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals.

A copy of the Merger Agreement is filed with the Current Report on Form 8-K, filed January 6, 2022, as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Merger Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. FGMC and iCoreConnect do not believe that these schedules contain information that is material to an investment decision.

Certain Related Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

iCoreConnect Support Agreement

In connection with the execution of the Merger Agreement, certain stockholders of iCoreConnect have entered into a support agreement (the “iCoreConnect Support Agreement”) pursuant to which the stockholders of iCoreConnect that are parties to the iCoreConnect Support Agreement have agreed to vote all shares of common stock of iCoreConnect beneficially owned by them in favor of the Merger Agreement and related transactions (as more fully described in the iCoreConnect Support Agreement).

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, FGMC, iCoreConnect, FG Merger Investors LLC, a Delaware limited liability company (the “Sponsor”) and certain stockholders of FGMC entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor and such stockholders agreed to, among other things, vote at any meeting of the stockholders of FGMC all of their shares of FGMC Common Stock held of record or thereafter acquired in favor of the proposals relating to the Business Combination (as more fully described in the Sponsor Support Agreement).

Lock-Up Agreement

In connection with the Closing, the Sponsor and certain existing stockholders of FGMC and certain existing equityholders of iCoreConnect (each, a “Lock-up Holder”) will enter into an agreement (the “Lock-Up Agreement”), pursuant to which and subject to certain customary exceptions, during the period commencing on the date of the Closing and ending on the date that is one hundred eighty (180) days after the consummation of the Business Combination such Lock-up Holder will agree not to (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-up Shares (as defined in the Lock-Up Agreement, which shall include certain securities held by the Lock-Up Holders), (ii) enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares, whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise, (iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or (iv) enter into any transaction, swap, hedge or other arrangement, or engage in any short sales with respect to any security of FGMC (as more fully described in the Lock-Up Agreement).

Amended and Restated Registration Rights Agreement

In connection with the Closing, FGMC will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which, the Registration Rights Agreement, dated as of February 25, 2022, among FGMC and the other parties thereto is terminated and whereby FGMC will agree to, among other things, file a resale shelf registration statement registering certain of the securities held by the Holders (as defined in the Amended and Restated Registration Rights Agreement, which will include certain existing stockholders of FGMC and certain existing equityholders of iCoreConnect) no later than 20 business days after the closing of the Business Combination. The Amended and Restated Registration Rights Agreement will also provide certain registration rights, including customary demand registration rights and piggyback registration rights to the Holders, subject to customary exceptions, terms and conditions. FGMC will agree to pay certain fees and expenses relating to registrations under the Amended and Restated Registration Rights Agreement (as more fully described in the Amended and Restated Registration Rights Agreement).

Sponsor Forfeiture Agreement

In connection with the execution of the Merger Agreement, FG Merger Investors LLC, the Sponsor, FGMC and iCoreConnect entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) pursuant to which the Sponsor has agreed that if at the closing of the Business Combination the SPAC Closing Cash (as defined in the Sponsor Forfeiture Agreement) is less than $20,000,000 then upon and subject to such closing the Sponsor will forfeit any and all dividends accrued on any shares of preferred stock, par value $0.0001 of FGMC (“Preferred Stock”) owned by the Sponsor, at the time of payment, whether such dividend shall be paid in cash or by the issuance of additional shares of Preferred Stock (as more fully described in the Sponsor Forfeiture Agreement).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, the Company reported net loss of $125,789, which consists of $922,230 of general and administrative expenses as well as $170,632 of franchise taxes and $215,000 of income taxes, offset by $1,182,073 of investment income earned in Trust Account.

Liquidity and Capital Resources

On March 1, 2022, we consummated our IPO of 7,000,000 Units, generating gross proceeds of $70,000,000. On March 3, 2022, 1,050,000 additional Units were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating additional gross proceeds of $10,500,000, for total proceeds of $80,500,000.

Simultaneously with the closing of the IPO, we completed the private sale of i) 1,000,000 $15 Private Warrants generating total proceeds of $1,000,000, ii) 3,950,000 $11.50 Private Warrants generating total proceeds of $3,950,000, and iii) 55,000 Private Units generating total proceeds of $55,000. From the proceeds of the IPO and private placement of $15 Private Warrants, $11.50 Private Warrants, and Private Units, the Company retained approximately $900,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the IPO and directors and officers insurance. As of December 31, 2022, the Company held a cash balance of $521,865 outside of the Trust Account.

For the year ended December 31, 2022, cash used in operating activities was $332,178, consisting primarily of (i) net loss of $125,789, and (ii) change in operating assets and liabilities which include a decrease in prepaid expenses by $223,692, an increase in accounts payable by $296,684, and an increase in tax liabilities by $384,974.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2022, there were no Working Capital Loans under this arrangement.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital. During the year ended December 31, 2022, the Company recorded charges of $4,435,410 against additional paid-in-capital.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has redeemable and nonredeemable shares of common stock. Income and losses are shared pro rata between the redeemable and nonredeemable shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2022 to IPO was allocated fully to the nonredeemable shares of common stock. Diluted net loss per share attributable to stockholders adjusts the basic net loss per share attributable to stockholders and the weighted-average shares of common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the years ended December 31, 2022 and December 31, 2021, there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Larry G. Swets, Jr.	48	Director and Chairman Nominee
M. Wesley Schrader	48	Chief Executive Officer and Director
Emily Torres	33	Chief Financial Officer
Hassan R. Baqar	45	Director
Jeff Sutton	44	Director
Ryan Turner	44	Director

M. Wesley Schrader, 48, has served as our Chief Executive Office since January 2022 and has served as a Director since March 2022. Mr. Schrader has over 25 years of experience encompassing both non-executive and executive roles. Mr. Schrader founded Waverider Partners LLC, an advisory and investment firm, in July 2021 and has served as its managing member since inception. Mr. Schrader founded Capital MW LLC, a management consulting firm, in 2008 and has served as its managing member since inception. From January 2022 to December 2022, Mr. Schrader served as Senior Advisor to Columbine Logging, Inc. d/b/a Columbine Corporation, a privately held company, where he served as Chief Executive Officer from March 2018 to December 2021. Mr. Schrader served as Director of Eagle Energy Inc. (TSX: EGL) from June 2018 to February 2019. Mr. Schrader also served as a Director of Littleton Public Schools Foundation from November 2014 - June 2019.

Previously, Mr. Schrader has held various executive and management positions, primarily focused on corporate development and finance. Mr. Schrader holds a Bachelor of Science in Electrical Engineering from Valparaiso University, a Master of Business in Administration from the University of Denver, and a Master of Science in Finance from the University of Denver.

Larry G. Swets, Jr., 48, has served as the Chairman of the Board of Directors since March 2022. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018. Mr. Swets has served as the Chief Executive Officer of FG Financial Group, Inc. (NASDAQ: FGF) (formerly 1347 Property Insurance Holdings, Inc.), which operates as a reinsurance and asset management holding company, since November 2020, after having served as Interim CEO from June 2020 to November 2020. Mr. Swets has also served as Chief Executive Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021. Mr. Swets is a member of the board of directors of FG Financial Group, Inc. (NASDAQ: FGF) since November 2013; GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016; Harbor Custom Development, Inc. (Nasdaq: HCDI) since February 2020; FG Group Holdings, Inc. (NYSE American: FGH) since October 2021; Ascension Illinois Foundation since March 2018; and Unbounded Media Corporation since June 2019. Mr. Swets is also the Chief Executive Officer and a member of the board of directors of FG Acquisition Corp. (TSX: FGAA.U), a Canadian special purpose acquisition company that has completed its initial public offering and is focused on searching for a target company in the financial services sector.

Previously, Mr. Swets served as a Director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. From April 2021 to December 2021, Mr. Swets also served as Senior Advisor to Aldel Financial Inc., a special purpose acquisition company, which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. Mr. Swets served as Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021. Mr. Swets served as the Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. Mr. Swets served as a director of Insurance Income Strategies Ltd. from October 2017 to December 2021. He also previously served as a member of the board of directors of Limbach Holdings, Inc. (NASDAQ: LMB) from July 2016 to August 2021; Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018; Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018; FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008; United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012.

Prior to founding Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of director of investments and fixed income portfolio manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance Companies. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation.

Emily Torres, 33, has served as our Chief Financial Officer since January 2022. Ms. Torres has over ten years of experience in various financial roles including financial planning and analysis and financial reporting in the professional services industry as well as public companies. Ms. Torres has served as Director of Finance of FG Financial Group, Inc. (NASDAQ: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a reinsurance and asset management holding company, since November 2021. Her prior experience includes financial expense planning at Mayer Brown LLP, an international law firm, from August 2015 to November 2021, as well as financial analysis and reporting at Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from July 2011 to July 2015. Ms. Torres obtained her Bachelor’s degree in Finance from the University of Notre Dame in 2011.

Hassan R. Baqar, 45, has served as our Director since December 2021. Mr. Baqar has over 20 years of experience within financial services focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and managing member of Sequoia Financial LLC, a financial services and advisory firm, since January 2019. Mr. Baqar has also served as Chief Financial Officer since August 2021 and Executive Vice President since December 2021 of FG Financial Group, Inc. (NASDAQ: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a reinsurance and asset management holding company, as Chief Financial Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021, as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda based reinsurance company from October 2017 to December 2021, as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, as a director of FG Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020, as director, treasurer and secretary of Sponsor Protection Coverage and Risk, Inc., a South Carolina captive insurance company since October 2022, and as a director and Chief Financial Officer of Unbounded Media Corporation since June 2019. Since October 2021, Mr. Baqar has also served as the Chief Financial Officer and a member of the board of directors of FG Acquisition Corp. (TSX: FGAA.U), a Canadian special purpose acquisition company that has completed its initial public offering and is focused on searching for a target company in the financial services sector.

Mr. Baqar served as Chief Financial Officer for Aldel Financial Inc. (NYSE: ADF) from January 2021 to December 2021, a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company which merged with Limbach Holdings, Inc. (NASDAQ: LMB). Mr. Baqar served as a member of the board of directors of FG Financial Group, Inc. (NASDAQ: FGF) from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NASDAQ: UIHC), a property and casualty insurance holding company, from August 2011 to April 2012.

His previous experience also includes director of finance at Itasca Financial, LLC from 2008 to 2009 and positions held at Lumbermens Mutual Casualty Company (a Kemper Insurance company), a diversified mutual property-casualty insurance provider, from June 2000 to April 2008, where he most recently served as a senior analyst. Mr. Baqar earned a Master’s Degree in Business Administration from Northeastern Illinois University in 2009 and a Bachelor’s Degree in Accounting and Business Administration from Monmouth College in 2000. He also holds a Certified Public Accountant designation.

Jeff L. Sutton, 44, has served as our Director since March 2022. Mr. Sutton has over 20 years’ experience as an institutional investor, founder, chief operating officer, and chief compliance officer of several financial services businesses.

Mr. Sutton is Chief Operating Officer of Fundamental Global, a private partnership focused on long-term strategic holdings, a position he has held since October 2015. In this role, Mr. Sutton manages Fundamental Global’s daily operations and provides ongoing analysis and advice to its holdings, primarily including FG Financial Group, Inc. (NASDAQ: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a reinsurance and asset management company; FG Group Holdings, Inc. (NYSE American: FGH) (formerly known as Ballantyne Strong, Inc.), a holding company with diverse business activities focused on serving the entertainment and retail markets; BK Technologies Corp. (NYSE American: BKTI), a provider of two-way radio communications equipment; and FG Communities, Inc., a real estate management business. During his tenure with Fundamental Global, Mr. Sutton has worked with two special purpose acquisition companies, including FG New America Acquisition Corp. (NYSE: FGNA), which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit; and Aldel Financial, Inc. (NYSE: ADF), which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. Mr. Sutton has been a member of the Board of Managers of Fundamental Global Asset Management, LLC, a joint venture between Fundamental Global and FG Financial Group that was formed to sponsor investment managers and the launch of their products and services, since August 2021. Mr. Sutton also founded ValueTree Investments in 2009, which is a registered investment advisor in the State of North Carolina, and which manages a focused small-cap value investing strategy.

Previously Mr. Sutton was Chief Compliance Officer of Fundamental Global from October 2015 to August 2021; Chief Compliance Officer of StrongVest Global Advisors, a registered investment advisor that sponsored the StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021; and Chief Compliance Officer of CWA Asset Management Group, a registered investment advisor from October 2015 to January 2021. Prior to joining Fundamental Global and to founding ValueTree Investments, Mr. Sutton was an analyst at Maiden Capital, a long-short equity hedge fund, from July 2008 to April 2009; a project manager at Pittco Management, the family office of J.R. “Pitt” Hyde, III, the founder of AutoZone, from July 2004 to May 2006; an associate at SSM Ventures, a Southeastern private equity firm, from December 2001 to June 2004; and an analyst at Morgan Keegan, an investment bank, from July 2000 to November 2001.

Mr. Sutton earned a Master of Business Administration degree from the Darden School of Business at the University of Virginia, where he was appointed the Senior Portfolio Manager of the Darden Fund, a student-run investment fund focused on small-cap equities. He graduated summa cum laude with two Bachelor of Arts degrees from Rhodes College, with majors in International Business and in French, where he was also a member of the Phi Beta Kappa Society and of the Omicron Delta Kappa national honor society. Mr. Sutton served as a member of the Rhodes College Alumni Executive Board from 2011 to 2014, and he has held the Chartered Financial Analyst (CFA) designation since 2003.

Ryan Turner, 44, has served as our Director since March 2022. Mr. Turner has spent over 20 years in the financial services industry. His experience includes equity research, portfolio management, strategic investments, public company directorship, mergers and acquisitions, special situations, business development and operations.

Mr. Turner has been a Managing Director of Fundamental Global since May 2020. In this capacity he has worked with companies including FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Also, Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company, which merged with Hagerty (NYSE: HGTY), a leading specialty insurance provider focused on the global automobile enthusiast market. Mr. Turner has served on the board of directors of the Robert H. Smith School of Business Foundation since September 2022.

At  FG Group Holdings, Inc. (NYSE American: FGH) (formerly known as Ballantyne Strong, Inc.), Mr. Turner was the Vice President of Strategic Investments from September 2016 to May 2020 and Director of Business Development from July 2015 to September 2016. He served as President of StrongVest Global Advisors from December 2016 to September 2019.

Previous roles at Fundamental Global include Director of Research and Associate Portfolio Manager, from October 2014 to July 2015, and Research Analyst, from April 2012 to September 2014. He was an Associate Analyst at T. Rowe Price (NASDAQ: TROW) from February 2006 to March 2012, and a Business Analyst at AST Trust Company from May 2002 to January 2006.

Mr. Turner served on the board of directors of BK Technologies Corp. (NYSE American: BKTI) from March 2017 to May 2020.

Mr. Turner received an MBA degree from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Finance and Accounting from the Eller College of Management at the University of Arizona. Mr. Turner holds the Chartered Financial Analyst (CFA) designation.

Number and Terms of Office of Officers and Directors

Our board of directors consists of three members is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of M. Wesley Schrader and Jeff L. Sutton, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ryan Turner and Hassan R. Baqar, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Larry G. Swets, Jr., will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The rules of NASDAQ require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that Larry Swets, Jr., Hassan R. Baqar, Jeff Sutton, and Ryan Turner are “independent directors” as defined in NASDAQ rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to the NASDAQ listing rules we have established three standing committees – an audit committee in compliance with Section 2(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating and corporate governance committee, each comprised of independent directors.

Audit Committee

We established an audit committee of the board of directors. Hassan R. Baqar, Jeff L. Sutton and Ryan Turner serve as members of our audit committee, and Ryan Turner chairs the audit committee. All of the members of our audit committee are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Ryan Turner qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

Responsibilities of the audit committee include:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality- control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. Hassan R. Baqar, Jeff L. Sutton and Ryan Turner serve as members of our compensation committee. Hassan R. Baqar chairs the compensation committee.

Responsibilities of the compensation committee include:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

•	reviewing and approving the compensation of all of our other officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The compensation committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Hassan R. Baqar, Jeff L. Sutton, and Ryan Turner. Hassan R. Baqar serves as chair of the nominating and corporate governance committee.

The responsibilities of the nominating and corporate governance committee, include:

•

identifying and screening individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors identifying and screening individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee may also, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Senior Advisor to the Board of Directors

D. Kyle Cerminara acts as senior advisor to the Board of Directors. Mr. Cerminara assists our management team with sourcing and evaluating business opportunities and devises plans and strategies to optimize any business that we may acquire. We have not currently entered into any formal arrangements or agreements with Mr. Cerminara to provide services to us and he will have no fiduciary obligations to present business opportunities to us. Mr. Cerminara will not be paid any finder’s fees, reimbursement, or consulting fee prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction).

D. Kyle Cerminara has served as our Senior Advisor since March 2022. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012 and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, including FG Group Holdings, Inc. (NYSE American: FGH) (formerly Ballantyne Strong, Inc.), a holding company with diverse business activities focused on serving the entertainment and retail markets, since February 2015; FG Financial Group, Inc. (NASDAQ: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a reinsurance and asset management company, since December 2016; BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, since July 2015; FG Communities, Inc., a privately owned land owner and property manager of manufactured housing communities; and Firefly Systems Inc., a venture- backed digital advertising company, since August 2020. Mr. Cerminara is President and will serve as a director of FG New America Acquisition II Corp., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries, and he is also the chairperson of the board of directors of FG Acquisition Corp. (TSX: FGAA.U), a Canadian special purpose acquisition company that has completed its initial public offering and is focused on searching for a target company in the financial services sector.

Mr. Cerminara has served as the Chairman of FG Group Holdings, Inc. since May 2015 and previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara was appointed Chairman of FG Financial Group, Inc. in May 2018 and served as its Principal Executive Officer from March 2020 to June 2020. Mr. Cerminara has served as the Chairman of BK Technologies Corporation since July 2022 and previously from March 2017 until April 2020. Mr. Cerminara has served as the Chairman and President of FG Communities, Inc. since its formation in July 2022. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty, a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price (NASDAQ: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an Analyst at Legg Mason from 2000 to 2001.

Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the registration statement for the IPO. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NASDAQ rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2022.

Item 11. Executive Compensation

None of our directors have received any cash compensation for services rendered to us. We have agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of February 2, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors; and
•	all our executive officers and directors as a group.

The beneficial ownership of our common stock is based on 10,157,750 shares of common stock issued and outstanding as of February 2, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO, the Private Placement Warrants, or the Private Unit Warrants are they are not exercisable within 60 days of February 2, 2022.

			Approximate
			Percentage of
	Number of Shares		Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned		Common Stock
Larry G. Swets, Jr.	2,017,500	(2)	19.9%
Hassan R. Baqar	2,017,500	(2)	19.9%
M. Wesley Schrader	10,000		*
Jeff Sutton	7,500		*
Ryan Turner	7,500		*
All executive officers and directors as a group (5 individuals)	2,052,500	(2)	20.4%
5% or more Stockholders
D. Kyle Cerminara	2,022,500	(2)	19.9%
FG Merger Investors LLC (2)	2,007,500		19.8%
CVI Investments, Inc. (3)	600,000		5.9%
Space Summit Capital LLC (4)	570,425		5.6%
Linden Capital LP (5)	550,000		5.4%
Radcliffe Capital Management, L.P. (6)	550,000		5.4%

*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is 104 S. Walnut Street, Unit 1A, Itasca, IL 60143.
(2)

Includes shares held by FG Merger Investors LLC. Larry G. Swets, Jr., D. Kyle Cerminara and Hassan R. Baqar are managers of FG Merger Investors LLC. Messrs. Swets, Cerminara and Baqar have voting and investment discretion with respect to the common stock held of record by FG Merger Investors LLC. Each of our officers and directors other than Messrs. Swets, Cerminara and Baqar disclaims any beneficial ownership of any shares held by FG Merger Investors LLC.

(3)

According to the Schedule 13G filed with the SEC on March 7, 2022, Heights Capital Management, Inc. (“Heights Capital”) acts as an investment manager of CVI Investments, Inc. (“CVI Investments”) and as such may exercise voting and dispositive power over these shares. Heights Capital and CVI Investments collectively beneficially own and report shared voting and disposition power with respect to 600,000 shares of Common Stock. The principal business address for CVI Investments is P.O. Box 309GT Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands and the principal business address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, CA 94111.

(4)

According to the Schedule 13G filed with the SEC on March 7, 2022, Space Summit Capital LLC (“Space Summit”) reports sole voting and dispositive power with respect to 570,425 shares of Common Stock. The principal business address for Space Summit is 15455 Albright Street, Pacific Palisades, CA 90272.

(5)

According to the Schedule 13G filed with the SEC on March 9, 2022, Linden Capital L.P. (“Linden Capital”) and Linden GP LLC (“Linden GP”) reported shared voting and dispositive power with respect to 512,794 shares of our Common Stock and Linden Advisors LP (“Linden Advisors”) and Siu Min Wong reported share voting and dispositive power with respect to 550,000 shares of our Common Stock collectively beneficially owned by them. The share represented hereby are held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by each of Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(6)

According to the Schedule 13G filed with the SEC on February 25, 2022, Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC reported shared voting and dispositive power with respect to 550,000 shares of or Common Stock. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Mr. Katznelson, and Mr. Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Mr. Katznelson and Mr. Hinkel may be considered control persons. The principal address for each of these entities is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

FG Merger Investors LLC, our sponsor, and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

The founder shares, private units, Underwriter Units, $11.50 Exercise Price Warrants, $15 Exercise Price Warrants and any shares of common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial stockholders and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, (a) with respect to 50% of the founder shares, the earlier of (x) twelve months after the date of the consummation of an initial business combination or (y) the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (b) with respect to the remaining 50% of the founder shares, twelve months after the date of the consummation of our initial business combination, provided, if we consummate a transaction after our initial business combination which results in our stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up and (ii) in the case of the private placement warrants and the respective shares of common stock underlying such warrants, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the State of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, capital stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their common stock for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
M. Wesley Schrader	Waverider Partners LLC	Consulting	Member and Manager
	Capital MW LLC	Consulting	Member and Manager

Larry G. Swets, Jr.	FG Financial Group, Inc.	Reinsurance & Asset Management	Director and Chief Executive Officer
	Harbor Custom Development, Inc.	Real Estate Developer	Director
	GreenFirst Forest Products, Inc.	Forest Products	Director
	Itasca Golf Managers, Inc.	Real Estate and Hospitality	President
	Unbounded Media Corporation	Media Distribution	Chairman
	Ballantyne Strong, Inc.	Entertainment, Digital Signage and Advertising	Director
	FG Acquisition Corp.	Special Purpose Acquisition Company	Director and Chief Executive Officer
	FG New America Acquisition II Corp.	Special Purpose Acquisition Company	Chief Executive Officer and Director Nominee

Hassan Baqar	FG Reinsurance Ltd.	Reinsurance	Director
	Sponsor Protection Coverage and Risk, Inc.	Reinsurance	Director, Treasurer & Secretary
	Unbounded Media Corporation	Media Distribution	Director & Chief Financial Officer
	FG Financial Group, Inc.	Reinsurance and Asset Management	Chief Financial Officer & Executive Vice President
	FG Acquisition Corp.	Special Purpose Acquisition Company	Director and Chief Financial Officer
	FG New America Acquisition II Corp.	Special Purpose Acquisition Company	Chief Financial Officer

Jeff L. Sutton	Fundamental Global, LLC	Holding Company	COO
	Fundamental Global GP, LLC	General Partner	COO
	Fundamental Global Management, LLC	Managed Services	COO
	Fundamental Global Investors, LLC	Management Company	COO
	Fundamental Global Partners Offshore Fund, Ltd.	Offshore Feeder	Director
	Fundamental Global Asset Management, LLC	Joint Venture Sponsoring Investment Advisors	Manager
	ValueTree Investments, LLC	Investment Advisor	Founder

Ryan Turner	Robert H. Smith School of Business Foundation	Foundation	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•

Our initial stockholders purchased founder shares and private placement securities in transactions that closed prior to and simultaneously with the closing of the initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement securities will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until: (i) with respect to 50% of the founder shares, the earlier of (x) twelve months after the date of the consummation of an initial business combination or (y) the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the founder shares, twelve months after the date of the consummation of our initial business combination. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. We refer to such transfer restrictions as the lock-up. Notwithstanding the foregoing, if we consummate a transaction after our initial business combination which results in our stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

Further, we also pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders and holders of Underwriter Shares have agreed to vote their founder shares and Underwriter Shares, and our initial stockholders and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors are indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Plante Moran, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Plante Moran in connection with regulatory filings. The aggregate fees billed by Plante Moran for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statement and other required filings with the SEC was $50,000 for the fiscal years ended December 31, 2022 and December 31, 2021. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We paid P&M $18,500 for the services performed related to consent and comfort letter issued in relation to our initial public offering.

Tax Fees. We did not pay Plante Moran for tax planning and tax advice for the fiscal years ended December 31, 2022 and December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following are filed with this report:

FG Merger Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

FG Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FG Merger Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until June 1, 2023 (unless such period is extended) to consummate an initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

We have served as the Company’s auditor since 2022.

Chicago, Illinois

February 2, 2023

ITEM 1. FINANCIAL STATEMENTS.

FG Merger Corp.

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$521,865	$—
Prepaid expenses	223,692	—
Total current assets	745,557	—

Marketable securities held in trust account	83,694,573	—
TOTAL ASSETS	$84,440,130	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$299,955	$3,272
Tax liabilities	384,973	—
Total current liabilities	684,928	3,272

TOTAL LIABILITIES	$684,928	$3,272

COMMITMENTS AND CONTINGENCIES
Common stock, $0.0001 par value, subject to possible redemption, 8,050,000 and 0 shares at redemption value, respectively	$83,694,573	$—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 2,107,750 and 0 shares issued and outstanding, respectively (excluding 8,050,000 and 0 shares subject to possible redemption, respectively)	211	—
Additional paid-in capital	189,479	—
Accumulated deficit	(129,061)	(3,272)
Total Stockholders’ Equity (Deficit)	$60,629	$(3,272)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,440,130	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statements of Operations

	Year Ended December 31,
	2022	2021
Operating expenses:
General and administrative expenses	$922,230	$1,802
Franchise taxes	170,632	—
Loss from operations	$(1,092,862)	$(1,802)

Other income (expenses):
Investment income on trust account	1,182,073	—
Total other income (expense)	$1,182,073	$—

Taxes:
Income tax expense (benefit)	215,000	—
Total tax expense	$215,000	$—

Net loss	$(125,789)	$(1,802)

Weighted average redeemable common shares outstanding
Basic and diluted	6,743,014	—
Basic and diluted net income per share, redeemable shares	$0.12	$—

Weighted average non-redeemable common shares outstanding
Basic and diluted	2,042,701	—
Basic and diluted net loss per share, non-redeemable shares	$(0.46)	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Changes in Shares Subject to Possible Redemption and Stockholders’ Equity (Deficit)

	Shares Subject to Possible				Additional	Retained Earnings	Total
	Redemption		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance at December 31, 2020	—	$—	—	$—	$—	$(1,470)	$(1,470)
Net Loss	—	—	—	—	—	(1,802)	(1,802)
Balance at December 31, 2021	—	$—	—	$—	$—	$(3,272)	$(3,272)

Balance at December 31, 2021	—	$—	—	$—	$—	$(3,272)	$(3,272)
Issuance of 2,012,500 common shares to initial stockholders	—	—	2,012,500	201	24,799	—	25,000
Sale of 8,050,000 units at $10 per unit in IPO, including over-allotment, net of underwriters’ discount and offering expenses	8,050,000	79,259,163	—	—	—	—	—
Sale of 55,000 units at $10 per unit in private placement	—	—	55,000	6	549,994	—	550,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	—	—	100,000	—	100,000
Sale of 3,950,000 $11.50 strike warrants in private placement	—	—	—	—	3,950,000	—	3,950,000
Issuance of 40,250 underwriter units, including over-allotment	—	—	40,250	4	96	—	100
Accretion of common shares subject to redemption	—	4,435,410	—	—	(4,435,410)	—	(4,435,410)
Net Loss	—	—	—	—	—	(125,789)	(125,789)
Balance at December 31, 2022	8,050,000	$83,694,573	2,107,750	$211	$189,479	$(129,061)	$60,629

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

Statement of Cash Flows

	For the year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(125,789)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	296,683	—
Tax liabilities	384,973
Prepaid expense	(223,692)	—
Net cash used in operating activities	$332,175	$—

Cash flows from investing activities
Investments in marketable securities	(248,792,073)	—
Proceeds from maturity	165,097,500	—
Net cash used in investing activities	$(83,694,573)	$—

Cash flows from financing activities
Proceeds from promissory notes	150,000	—
Repayment of promissory note	(150,000)	—
Proceeds from sale of shares of common stock to initial stockholders	25,000	—
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	79,259,163	—
Proceeds from sale of private units in private placement	550,000	—
Proceeds from sale of $11.50 exercise warrants in private placements	3,950,000	—
Proceeds from sale of $15 exercise warrants in private placements	100,000	—
Proceeds from sale of underwriter units in private placement	100	—
Net cash provided by financing activities	$83,884,263	$—

Net increase in cash	$521,865	$—
Cash at beginning of period	—	—
Cash at end of period	$521,865	$—
Supplemental Cashflow Information:
Noncash financing activities:
Accretion of common shares to redemption value	$4,435,410	—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until June 1 (or September 1 if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $805,000 ($0.10 per Public Share in either case), on or prior to the 15-month anniversary of the closing of the IPO.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022.

Marketable securities held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were invested in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. As of December 31, 2022, there were no amounts accrued for interest or penalties.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Reconciliation of Net Loss per Common Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has redeemable and nonredeemable shares of common stock. Income and losses are shared pro rata between the redeemable and nonredeemable shares of common stock. Net loss per share of common stock is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2022 to IPO was allocated fully to the nonredeemable shares of common stock. Diluted net loss per share attributable to stockholders adjusts the basic net loss per share attributable to stockholders and the weighted-average shares of common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2022 to IPO date	$(3,727)
Net loss from IPO date to year end December 31, 2022	(122,062)
Total loss from January 1, 2022 to year end December 31, 2022	$(125,789)

	For the period from January 1, 2022 through December 31, 2022
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total income allocated by class	$(96,734)	$(29,055)	$(125,789)
Less: Accretion allocated based on ownership percentage	(3,515,055)	(920,355)	(4,435,410)
Plus: Accretion applicable to the redeemable class	4,435,410		4,435,410
Total income (loss) by class	$823,621	$(949,410)

Weighted average shares	6,743,014	2,042,701
Earnings (loss) per share	$0.12	$(0.46)

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

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the avoidance of, the excise tax. The IR Act applies to repurchases that occur after December 31, 2022, and it is possible that this tax will apply to our future redemptions or liquidation.

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

Promissory Notes

On January 10, 2022, the Company issued an unsecured Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $175,000. On January 10, 2022, the Company drew $150,000 pursuant to the promissory note. The promissory note was subsequently paid off on March 1, 2022. There were no amounts outstanding as of December 31, 2022.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on February 25, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. For the year ended December 31, 2022, the total administrative services expense was $100,000.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022, there were 2,107,750 shares of common stock issued and outstanding, excluding 8,050,000 shares subject to possible redemption.

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

NOTE 8. INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Internal Revenue Section 195 requires start-up expenditures paid or incurred in connection with investigating the creation or acquisition of an active trade or business to be capitalized for income tax purposes. The capitalized start-up expenditures are placed into service in the month in which an active trade or business begins and amortized ratably over 180 months. The start-up expenditures do not include interest, taxes, or research and experimental expenses. The tax calculation for the year ended December 31, 2022 took all of the aforementioned Section 195 guidelines into account. For the year ended December 31, 2022, the provision for income taxes was $215,000.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2022, the Company recorded a deferred tax asset related to the capitalized start-up costs of $195,000. The Company chose to establish a valuation allowance to reduce the deferred tax asset to $0. It is not guaranteed that the Company will complete a Business Combination, and, even if the Business Combination is successfully completed, that the future Combined Company will be able to utilize the deferred tax asset.

The following is a summary of the Company’s net deferred tax asset:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Startup and organizational costs	$195,000	$—
Total deferred tax asset	195,000	—
Valuation allowance	(195,000)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current expense	$215,000	$—
Deferred benefit	(195,000)	—
Change in valuation allowance	195,000	—
Income tax provision	$215,000	$—

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022		2021
Income tax at statutory rate	18,734	21.0%	—	—%
Change in valuation allowance	195,000	218.6%	—	—%
Other	1,266	1.4%	—	—%
Income tax expense	215,000	241%	—	—%

NOTE 9. SUBSEQUENT EVENTS

On January 5, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, FG Merger Sub Inc., a Nevada corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and iCoreConnect Inc., a Nevada Corporation (“iCoreConnect”).

The Merger Agreement provides that, among other things, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into iCoreConnect with iCoreConnect surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will change its name to “iCoreConnect Inc.” The Merger and the other transactions contemplated by the Merger Agreement are referred to as the “Business Combination.”

The Business Combination is expected to close in the second quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

Prior to the Closing, each share of FGMC common stock, par value $0.0001 shall be converted into shares of newly issued FGMC preferred stock, par value $0.0001 (“FGMC Preferred Stock”). This transaction is referred to herein as the “FGMC Common Conversion.” The FGMC Preferred Stock, amongst other rights, preferences, qualifications etc. shall accrue dividends at the rate per annum of 12%, which shall be payable within fifteen business days after the anniversary of the date of the original issuance of the FGMC Preferred Stock.

In addition, (i) each vested, issued and outstanding option to purchase iCoreConnect common stock par value $0.001 (“iCoreConnect Common Stock”) shall be exercised into shares of iCoreConnect Common Stock (ii) each issued and outstanding warrant to purchase iCoreConnect Common Stock shall be exercised into shares of iCoreConnect Common Stock and (iii) the outstanding principal together with all accrued and unpaid interest under each iCoreConnect convertible promissory note shall be converted into shares of iCoreConnect Common Stock.

FGMC and iCoreConnect will each hold special meetings of their respective stockholders in connection with the proposed Business Combination, which are referred to as the FGMC Special Meeting and the iCoreConnect Special Meeting, respectively.

The Business Combination is expected to close in the second quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit
2.1

Merger Agreement and Plan of Reorganization, dated as of January 5, 2023 by and among FG Merger Corp., FG Merger Sub Inc. and iCoreConnect Inc. (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8 K filed with the SEC on January 6, 2023)

3.1	Amended & Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)
4.1

Public Warrant Agreement, dated February 25, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

4.2

Private Warrant Agreement, dated February 25, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.1

Letter Agreement, dated February 25, 2022, by and among the Company and its officers, directors, and the Sponsor (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.2

Investment Management Trust Agreement, dated February 25, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.3

Registration Rights Agreement, dated February 25, 2022, by and among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.4

Administrative Services Agreement, dated February 25, 2022, by and between the Registrant and the Sponsor (incorporated by reference to exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.5

Indemnity Agreements, each dated as of February 25, 2022, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.6

Private Placement Units Purchase Agreement, dated February 25, 2022, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.7

$15 Exercise Price Warrants Purchase Agreement, dated February 25, 2022, between the Registrant and FG Merger Investors LLC (incorporated by reference to exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.8

$11.50 Exercise Price Warrants Purchase Agreement, dated February 25, 2022, between the Registrant and FG Merger Investors LLC (incorporated by reference to exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.9

Form of iCoreConnect Support Agreement by and among the Registrant, iCoreConnect Inc. and the other parties named therein (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the SEC on January 6, 2023)

10.10

Form of Sponsor Support Agreement by and among the Registrant, iCoreConnect Inc., and the other parties named therein (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8 K filed with the SEC on January 6, 2023)

10.11

Form of Lock-Up Agreement by and among the Registrant and the other parties named therein (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8 K filed with the SEC on January 6, 2023)

10.12

Form of Amended and Restated Registration Rights Agreement by and among the Registrant, ThinkEquity, a division of Fordham Financial Management, Inc., FG Merger Investors LLC, and the other parties named therein (incorporated by reference to exhibit 10.4 to the Registrant’s Current Report on Form 8 K filed with the SEC on January 6, 2023)

10.13

Sponsor Forfeiture Agreement, dated January 5, 2023, by and among the Registrant, FG Merger Investors LLC, and iCoreConnect Inc. (incorporated by reference to exhibit 10.5 to the Registrant’s Current Report on Form 8 K filed with the SEC on January 6, 2023)

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2023	FG Merger Corp.

	By:	/s/ Emily Torres
Name: Emily Torres
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ M. Wesley Schrader	Chief Executive Officer and Director	February 2, 2023
M. Wesley Schrader	(Principal Executive Officer)

/s/ Larry Swets, Jr.	Chairman of the Board and Director	February 2, 2023
Larry Swets, Jr.

/s/ Hassan R. Baqar	Director	February 2, 2023
Hassan R. Baqar

/s/ Ryan Turner	Director	February 2, 2023
Ryan Turner

/s/ Jeff Sutton	Director	February 2, 2023
Jeff Sutton