Form 10-Q
period 2023-03-31
FG Merger Corp.
filed 2023-05-10
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

303-396-8751
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

As of May 10, 2023 there were 10,157,750 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG Merger Corp.

Balance Sheet

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$229,172	$521,865
Prepaid expenses	175,873	223,692
Total current assets	405,045	745,557

Marketable securities held in trust account	84,194,540	83,694,573
TOTAL ASSETS	$84,599,585	$84,440,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$802,299	$299,955
Tax liabilities	185,837	384,973
Total current liabilities	988,136	684,928

TOTAL LIABILITIES	$988,136	$684,928

COMMITMENTS AND CONTINGENCIES
Common stock, $0.0001 par value, subject to possible redemption, 8,050,000 shares at redemption value, respectively	$84,194,540	$83,694,573

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 2,107,750 shares issued and outstanding, respectively (excluding 8,050,000 shares subject to possible redemption, respectively)	211	211
Additional paid-in capital	—	189,479
Accumulated deficit	(583,302)	(129,061)
Total Stockholders’ Equity (Deficit)	$(583,091)	$60,629
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,599,585	$84,440,130

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
General and administrative expenses	$842,856	$111,045
Loss from operations	$(842,856)	$(111,045)

Other income:
Investment income on trust account	884,940	15,739
Total other income	$884,940	$15,739

Taxes:
Income tax expense	185,837	—
Total tax expense	$(185,837)	$—

Net Loss	$(143,753)	$(95,306)

Weighted average redeemable common shares outstanding
Basic and diluted	8,050,000	2,749,444
Basic and diluted net income per share, redeemable shares	$(0.001)	$0.22

Weighted average non-redeemable common shares outstanding
Basic and diluted	2,107,750	1,843,942
Basic and diluted net loss per share, non-redeemable shares	$(0.06)	$(0.38)

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Changes in Shares Subject to Possible Redemption and Stockholders’ Equity (Deficit)

(Unaudited)

	Shares Subject to Possible				Additional		Total
	Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/ (Deficit)
Balance at December 31, 2021	—	—	—	—	—	(3,272)	(3,272)
Issuance of 2,012,500 common shares to initial stockholders	—	—	2,012,500	201	24,799	—	25,000
Sale of 8,050,000 units at $10 per unit in IPO, incl. over-allotment, net of underwriters' discount and offering expenses	8,050,000	79,259,163	—	—	—	—	—
Sale of 55,000 units at $10 per unit in private placement	—	—	55,000	6	549,994	—	550,000
Sale of 1,000,000 $15 strike warrant in private placement	—	—	—	—	100,000	—	100,000
Sale of 3,950,000 $11.50 strike warrant in private placement	—	—	—	—	3,950,000	—	3,950,000
Issuance of 40,250 underwriter units, including over-allotment	—	—	40,250	4	96	—	100
Accretion for Common shares subject to redemption	—	3,269,076	—	—	(3,269,076)	—	(3,269,076)
Net Loss	—	—	—	—	—	(95,306)	(95,306)
Balance at March 31, 2022	8,050,000	82,528,239	2,107,750	211	1,355,813	(98,578)	1,257,446
Accretion for Common shares subject to redemption	—	1,166,334	—	—	(1,166,334)	—	(1,166,334)
Net Loss	—	—	—	—	—	(30,483)	(30,483)
Balance at December 31, 2022 (audited)	8,050,000	83,694,573	2,107,750	211	189,479	(129,061)	60,629
Accretion for Common shares subject to redemption	—	499,967	—	—	(499,967)	—	(499,967)
Net Loss	—	—		—	—	(143,753)	(143,753)
Reclass of Additional paid in capital to accumulated deficit	—	—	—	—	310,488	(310,488)	—
Balance at March 31, 2023	8,050,000	84,194,540	2,107,750	211	—	(583,302)	(583,091)

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$(143,753)	$(95,306)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	502,344	78,198
Tax liabilities	(199,136)	—
Prepaid expense	47,819	(381,472)
Net cash provided by (used in) operating activities	$207,274	$(398,580)

Cash flows from investing activities
Investments in marketable securities	(884,940)	(82,528,239)
Withdrawal from trust account	384,973
Net cash used in investing activities	$(499,967)	$(82,528,239)

Cash flows from financing activities
Proceeds from promissory notes	—	150,000
Repayment of promissory note	—	(150,000)
Proceeds from sale of shares of common stock to initial stockholders	—	25,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	—	79,259,163
Proceeds from sale of private units in private placement	—	550,000
Proceeds from sale of $11.50 exercise warrants in private placements	—	3,950,000
Proceeds from sale of $15 exercise warrants in private placements	—	100,000
Proceeds from sale of underwriter units in private placement	—	100
Net cash provided by financing activities	$—	$83,884,263

Net increase in cash	$(292,693)	$957,444
Cash at beginning of period	521,865	—
Cash at end of period	$229,172	$957,444

Supplemental Cash Flow Information:
Income tax paid	$384,973	$—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2023 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FG Merger Corp. (the “Company” or “FGMC”) is a blank check company incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until June 1,2023 (or September 1,2023 if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $805,000 ($0.10 per Public Share in either case), on or prior to the 15-month anniversary of the closing of the IPO.

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

Merger Agreement

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

Pre-Closing FGMC Conversion

Prior to the Closing, each share of FGMC common stock, par value $0.0001 shall be converted into shares of newly issued FGMC preferred stock, par value $0.0001 (“FGMC Preferred Stock”). The FGMC Preferred Stock shall have the rights, preferences, powers, privileges and restrictions, qualifications and limitations, including but not limited to:

●	The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of FGMC.
●	From and after the date of the issuance of any shares of FGMC Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of FGMC Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).

●	Dividends shall accrue from day to day and shall be cumulative and shall be payable within fifteen (15) business days after the anniversary of the date of the original issuance of the FGMC Preferred Stock to each holder of FGMC Preferred Stock as of such date .
●	From the closing of the Business Combination until the second anniversary of the date of the original issuance of the FGMC Preferred Stock, FGMC may, at its option, pay all or part of the accruing dividends on the FGMC Preferred Stock by issuing and delivering additional shares of FGMC Preferred Stock to the holders thereof.
●	FGMC shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of FGMC the holders of the FGMC Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of FGMC Preferred Stock.
●	In the event of any liquidation, dissolution or winding up of FGMC, the holders of shares of FGMC Preferred Stock then outstanding shall be entitled to be paid out of the assets of FGMC available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of FGMC Preferred Stock been converted into FGMC Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of FGMC Common Stock.
●	After 24 months from the closing of the Business Combination, in the event the closing share price of the FGMC Common Stock shall exceed 140% of the Conversion Price (as defined below) then in effect, then (i) each outstanding share of FGMC Preferred Stock shall automatically be converted into such number of shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by FGMC, subject to adjustment. At the time of such conversion, FGMC shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of FGMC, (i) issuing additional FGMC Preferred Stock or (ii) paying cash.
●	The “Conversion Price” shall initially mean, as to the Preferred Stock, $10 per share; provided that the Conversion Price shall be reset to the lesser of $10 or 20% above the simple average of the volume weighted average price on the 20 trading days following 12 months after the later of (x) the date hereof or (y) the registration of the Common Stock underlying the Preferred Stock; provided further that such Conversion Price shall be no greater than $10 and no less than $2 and subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the applicable Preferred Stock.
●	Each share of FGMC Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment for stock splits, stock dividends, recapitalizations etc.
●	Immediately prior to any such optional conversion FGMC shall pay all dividends on the FGMC Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of FGMC: (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

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

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, FGMC, iCoreConnect, Sponsor and certain stockholders of FGMC entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor and such stockholders agreed to, among other things, vote at any meeting of the stockholders of FGMC all of their shares of FGMC Common Stock held of record or thereafter acquired in favor of the proposals relating to the Business Combination (as more fully described in the Sponsor Support Agreement).

Lock-Up Agreement

In connection with the Closing, the Sponsor and certain existing stockholders of FGMC and certain existing equity holders of iCoreConnect (each, a “Lock-up Holder”) will enter into an agreement (the “Lock-Up Agreement”), pursuant to which and subject to certain customary exceptions, during the period commencing on the date of the Closing and ending on the date that is one hundred eighty (180) days after the consummation of the Business Combination such Lock-up Holder will agree not to (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-up Shares (as defined in the Lock-Up Agreement, which shall include certain securities held by the Lock-Up Holders), (ii) enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares, whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise, (iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or (iv) enter into any transaction, swap, hedge or other arrangement, or engage in any short sales with respect to any security of FGMC (as more fully described in the Lock-Up Agreement).

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

Sponsor Forfeiture Agreement

In connection with the execution of the Merger Agreement, the Sponsor, FGMC and iCoreConnect entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) pursuant to which the Sponsor has agreed that if at the closing of the Business Combination the SPAC Closing Cash (as defined in the Sponsor Forfeiture Agreement) is less than $20,000,000 then upon and subject to such closing the Sponsor will forfeit any and all dividends accrued on any shares of preferred stock, par value $0.0001 of FGMC (“Preferred Stock”) owned by the Sponsor, at the time of payment, whether such dividend shall be paid in cash or by the issuance of additional shares of Preferred Stock (as more fully described in the Sponsor Forfeiture Agreement).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023.

Marketable securities held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were invested in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the three months ended March 31, 2023, the Company withdrew $384,973 in interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. For the three month ended March 31, 2023, there were no amounts accrued for interest or penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months ended March 31, 2023:

Net Loss from January 1. 2023 to March 31, 2023	$(143,753)

	For the period from January 1, 2023 through March 31, 2023
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total income allocated by class	$(113,924)	$(29,829)	$(143,753)
Less: Accretion allocated based on ownership percentage	(396,223)	(103,744)	(499,967)
Plus: Accretion applicable to the redeemable class	499,967		499,967
Total income (loss) by class	$(10,180)	$(133,573)

Weighted average shares	8,050,000	2,107,750
Earnings (loss) per share	$(0.001)	$(0.06)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months ended March 31, 2022:

Net loss from January 1, 2022 to IPO date	$(3,727)
Net loss from IPO date to quarter end March 31, 2022	(91,580)
Total loss from inception to quarter end	$(95,306)

	For the period from January 1, 2022 through March 31, 2022
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total loss allocated by class	$(72,577)	$(22,730)	$(95,306)
Less: Accretion allocated based on ownership percentage	(2,590,737)	(678,339)	(3,269,076)
Plus: Accretion applicable to the redeemable class	3,269,076		3,269,076
Total income (loss) by class	$605,762	$(701,068)

Weighted average shares	2,749,444	1,843,942
Earnings (loss) per share	$0.22	$(0.38)

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

Promissory Notes

On January 10, 2022, the Company issued an unsecured Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $175,000. On January 10, 2022, the Company drew $150,000 pursuant to the promissory note. The promissory note was subsequently paid off on March 1, 2022. There were no amounts outstanding as of March 31, 2023.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on February 25, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. For the three months ended March 31, 2023, the total administrative services expense was $30,000.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023, there were 2,107,750 shares of common stock issued and outstanding, excluding 8,050,000 shares subject to possible redemption.

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

Internal Revenue Section 195 requires start-up expenditures paid or incurred in connection with investigating the creation or acquisition of an active trade or business to be capitalized for income tax purposes. The capitalized start-up expenditures are placed into service in the month in which an active trade or business begins and amortized ratably over 180 months. The start-up expenditures do not include interest, taxes, or research and experimental expenses. The tax calculation for the three months ended March 31, 2023 took all of the aforementioned Section 195 guidelines into account. For the three months ended March 31, 2023, the provision for income taxes was $185,837.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-

than-not to be sustained upon examination by taxing authorities. As of March 31, 2023, the Company recorded a deferred tax asset related to the capitalized start-up costs of $371,046. The Company chose to establish a valuation allowance to reduce the deferred tax asset to $0. It is not guaranteed that the Company will complete a Business Combination, and, even if the Business Combination is successfully completed, that the future Combined Company will be able to utilize the deferred tax asset.

The following is a summary of the Company’s net deferred tax asset:

	March 31, 2023	March 31, 2022
Deferred tax assets:
Startup and organizational costs	$371,046	$—
Total deferred tax asset	371,046	—
Valuation allowance	(371,046)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	March 31, 2023	March 31, 2022
Federal
Current expense	$185,837	$—
Deferred benefit	(371,046)	—
Change in valuation allowance	371,046	—
Income tax provision	$185,837	$—

NOTE 9. SUBSEQUENT EVENTS

On May 3, 2023, The Company filed a joint proxy statement/prospectus with SEC. The special shareholder meeting of the Company to approve the Business Combination has been set for May 26, 2023.

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

Overview

FG Merger Corp. (the “Company” or “FGMC”) is a blank check company incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”), and the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until June 1, 2023 (or September 1, 2023 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $805,000 ($0.10 per Public Share in either case), on or prior to the 15-month anniversary of the closing of the IPO.

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

Merger Agreement

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

Pre-Closing FGMC Conversion

Prior to the Closing, each share of FGMC common stock, par value $0.0001 shall be converted into shares of newly issued FGMC preferred stock, par value $0.0001 (“FGMC Preferred Stock”). The FGMC Preferred Stock shall have the rights, preferences, powers, privileges and restrictions, qualifications and limitations, including but not limited to:

●	The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of FGMC.
●	From and after the date of the issuance of any shares of FGMC Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of FGMC Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).
●	Dividends shall accrue from day to day and shall be cumulative and shall be payable within fifteen (15) business days after the anniversary of the date of the original issuance of the FGMC Preferred Stock to each holder of FGMC Preferred Stock as of such date .
●	From the closing of the Business Combination until the second anniversary of the date of the original issuance of the FGMC Preferred Stock, FGMC may, at its option, pay all or part of the accruing dividends on the FGMC Preferred Stock by issuing and delivering additional shares of FGMC Preferred Stock to the holders thereof.
●	FGMC shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of FGMC the holders of the FGMC Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of FGMC Preferred Stock.
●	In the event of any liquidation, dissolution or winding up of FGMC, the holders of shares of FGMC Preferred Stock then outstanding shall be entitled to be paid out of the assets of FGMC available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of FGMC Preferred Stock been converted into FGMC Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of FGMC Common Stock.
●	After 24 months from the closing of the Business Combination, in the event the closing share price of the FGMC Common Stock shall exceed 140% of the Conversion Price (as defined below) then in effect, then (i) each outstanding share of FGMC Preferred Stock shall automatically be converted into such number of shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by FGMC, subject to adjustment. At the time of such conversion, FGMC shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of FGMC, (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

●	The “Conversion Price” shall initially mean, as to the Preferred Stock, $10 per share; provided that the Conversion Price shall be reset to the lesser of $10 or 20% above the simple average of the volume weighted average price on the 20 trading days following 12 months after the later of (x) the date hereof or (y) the registration of the Common Stock underlying the Preferred Stock; provided further that such Conversion Price shall be no greater than $10 and no less than $2 and subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the applicable Preferred Stock.
●	Each share of FGMC Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment for stock splits, stock dividends, recapitalizations etc.
●	Immediately prior to any such optional conversion FGMC shall pay all dividends on the FGMC Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of FGMC: (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

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

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, FGMC, iCoreConnect, Sponsor and certain stockholders of FGMC entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor and such stockholders agreed to, among other things, vote at any meeting of the stockholders of FGMC all of their shares of FGMC Common Stock held of record or thereafter acquired in favor of the proposals relating to the Business Combination (as more fully described in the Sponsor Support Agreement).

Lock-Up Agreement

In connection with the Closing, the Sponsor and certain existing stockholders of FGMC and certain existing equity holders of iCoreConnect (each, a “Lock-up Holder”) will enter into an agreement (the “Lock-Up Agreement”), pursuant to which and subject to certain customary exceptions, during the period commencing on the date of the Closing and ending on the date that is one hundred eighty (180) days after the consummation of the Business Combination such Lock-up Holder will agree not to (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-up Shares (as defined in the Lock-Up Agreement, which shall include certain securities held by the Lock-Up Holders), (ii) enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares, whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise, (iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or (iv) enter into any transaction, swap, hedge or other arrangement, or engage in any short sales with respect to any security of FGMC (as more fully described in the Lock-Up Agreement).

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

Sponsor Forfeiture Agreement

In connection with the execution of the Merger Agreement, the Sponsor, FGMC and iCoreConnect entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) pursuant to which the Sponsor has agreed that if at the closing of the Business Combination the SPAC Closing Cash (as defined in the Sponsor Forfeiture Agreement) is less than $20,000,000 then upon and subject to such closing the Sponsor will forfeit any and all dividends accrued on any shares of preferred stock, par value $0.0001 of FGMC (“Preferred Stock”) owned by the Sponsor, at the time of payment, whether such dividend shall be paid in cash or by the issuance of additional shares of Preferred Stock (as more fully described in the Sponsor Forfeiture Agreement).

On May 3, 2023, The Company filed a joint proxy statement/prospectus with SEC. The special shareholder meeting of the Company to approve the Business Combination has been set for May 26, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, including those necessary to prepare for the IPO and identifying and working with the target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2023, the Company reported net loss of $143,753, which consists of $842,856 general and administrative expenses, $185,837 income tax provision, offset by $884,940 investment income earned in Trust Account.

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

Simultaneously with the closing of the IPO, we completed the private sale of i) 1,000,000 $15 Private Warrants generating total proceeds of $1,000,000, ii) 3,950,000 $11.50 Private Warrants generating total proceeds of $3,950,000, and iii) 55,000 Private Units generating total proceeds of $55,000. From the proceeds of the IPO and private placement of $15 Private Warrants, $11.50 Private Warrants, and Private Units, the Company retained approximately $900,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the IPO and directors and officers insurance. As of March 31, 2023, the Company held a cash balance of $229,172 outside of the Trust Account.

For the three months ended March 31, 2023, cash provided by the operating activities was $207,275, consisting primarily of (i) net loss of $143,753, and (ii) change in operating assets and liabilities which include a decrease in tax liabilities by $199,136,  a decrease in prepaid expenses by $47,820 and an increase in accounts payable by $502,344.

For the three months ended March 31, 2022, cash used in operating activities was $398,580, consisting primarily of (i) net loss of $95,306, and (ii) change in operating assets and liabilities which include an increase in prepaid expenses by $381,472 and an increase in accounts payable by $78,198

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2023, there were no Working Capital Loans under this arrangement.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023.

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

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on February 25, 2022, whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’

equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital. During the three months ended March 31, 2023, the Company recorded charges of $499,967 against additional paid-in-capital (during the three months ended March 31, 2022, the Company recorded charges of $3,269,076 against paid-in-capital).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Merger Agreement and Plan of Reorganization, dated as of January 5, 2023 by and among FG Merger Corp., FG Merger Sub Inc. and iCoreConnect Inc. (incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.1

Form of iCoreConnect Support Agreement by and among iCoreConnect Inc., the Company and the other parties named therein (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.2

Form of Sponsor Support Agreement by and between the Company and the other parties named therein (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.3

Form of Lock-Up Agreement by and between the Company and the other parties named therein (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.4

Form of Amended and Restated Registration Rights Agreement by and among the Company, FG Merger Investors LLC, ThinkEquity, a division of Fordham Financial Management, Inc., and the other parties named therein (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.5

Forfeiture Agreement, dated January 5, 2023, by and among the Company, FG Merger Investors LLC and iCoreConnect Inc. (incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

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

Date: May 10, 2023	FG Merger Corp.

	By:	/s/ Mark Penway
Name: Mark Penway
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)