Form 10-Q
period 2023-06-30
FG Merger Corp.
filed 2023-08-10
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023 there were 10,157,750 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG Merger Corp.

Balance Sheet

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$6,281	$521,865
Prepaid expenses	127,521	223,692
Total current assets	133,802	745,557

Marketable securities held in trust account	85,747,817	83,694,573
TOTAL ASSETS	$85,881,619	$84,440,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,197,593	299,955
Note payable	400,000	—
Note payable - Sponsor	445,000	—
Tax liabilities	211,073	384,973
Total current liabilities	$2,253,666	684,928

TOTAL LIABILITIES	$2,253,666	$684,928

COMMITMENTS AND CONTINGENCIES
Common stock, $0.0001 par value, subject to possible redemption, 8,050,000 shares at redemption value, respectively	$85,747,816	$83,694,573

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 2,107,750 and 0 shares issued and outstanding, respectively (excluding 8,050,000 shares subject to possible redemption, respectively)	211	211
Additional paid-in capital	—	189,479
Accumulated deficit	(2,120,074)	(129,061)
Total Stockholders’ Equity (Deficit)	$(2,119,863)	$60,629
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,881,619	$84,440,130

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June,	June 30,	June,
	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$774,506	$187,468	$1,617,362	$298,513
Loss from operations	$(774,506)	$(187,468)	$(1,617,362)	(298,513)

Other income:
Investment income on trust account	1,005,112	96,019	1,890,052	111,758
Total other income (expense)	$1,005,112	$96,019	1,890,052	111,758

Taxes:
Income tax expense	214,102	—	399,940	—
Total tax expense	$(214,102)	$—	$(399,940)	—

Net Income (loss)	$16,504	$(91,449)	$(127,250)	(186,755)

Weighted average redeemable common shares outstanding
Basic and diluted	8,050,000	8,050,000	8,050,000	5,414,365
Basic and diluted net income (loss) per share, redeemable shares	$0.042	$(0.01)	0.04	0.10

Weighted average non-redeemable common shares outstanding
Basic and diluted	2,107,750	2,107,750	2,107,750	1,976,575
Basic and diluted net loss per share, non-redeemable shares	$(0.15)	$(0.02)	(0.21)	(0.37)

The accompanying notes are an integral part of the financial statements.

FG Merger Corp.

Statement of Changes in Shares Subject to Possible Redemption and Stockholders’ Equity (Deficit)

(Unaudited)

	Shares Subject to Possible				Additional		Total
	Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/ (Deficit)
Balance at December 31, 2021	—	—	—	—	—	(3,272)	(3,272)
Issuance of 2,012,500 common shares to initial stockholders	—	—	2,012,500	201	24,799	—	25,000
Sale of 8,050,000 units at $10 per unit in IPO, incl. over-allotment, net of underwriters' discount and offering expenses	8,050,000	79,259,163	—	—	—	—	—
Sale of 55,000 units at $10 per unit in private placement	—	—	55,000	6	549,994	—	550,000
Sale of 1,000,000 $15 strike warrant in private placement	—	—	—	—	100,000	—	100,000
Sale of 3,950,000 $11.50 strike warrant in private placement	—	—	—	—	3,950,000	—	3,950,000
Issuance of 40,250 underwriter units, including over-allotment	—	—	40,250	4	96	—	100
Accretion for Common shares subject to redemption	—	3,269,076	—	—	(3,269,076)	—	(3,269,076)
Net Loss	—	—	—	—	—	(95,306)	(95,306)
Balance at March 31, 2022	8,050,000	82,528,239	2,107,750	211	1,355,813	(98,578)	1,257,446
Accretion for Common shares subject to redemption	—	96,019	—	—	(96,019)	—	(96,019)
Net loss	—	—	—	—	—	(91,449)	(91,449)
Balance at June 30, 2022	8,050,000	82,624,258	2,107,750	211	1,259,794	(190,027)	1,069,978
Accretion for Common shares subject to redemption	—	1,070,315	—	—	(1,070,315)	—	(1,070,315)
Net Loss	—	—	—	—	—	60,966	60,966
Balance at December 31, 2022 (audited)	8,050,000	83,694,573	2,107,750	211	189,479	(129,061)	60,629
Accretion for Common shares subject to redemption	—	499,967	—	—	(499,967)	—	(499,967)
Net loss	—	—		—	—	(143,753)	(143,753)
Reclass of additional paid in capital to accumulated deficit	—	—	—	—	310,488	(310,488)	—
Balance at March 31, 2023	8,050,000	84,194,540	2,107,750	211	—	(583,302)	(583,091)
Accretion for Common shares subject to redemption	—	1,553,276	—	—	(1,553,276)	—	(1,553,276)
Net income (loss)	—	—	—	—	—	16,504	16,504
Reclass of additional paid in capital to accumulated deficit	—	—	—	—	1,553,276	(1,553,276)	—
Balance at June 30, 2023	—	85,747,816	2,107,750	211	—	(2,120,074)	(2,119,863)

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(127,250)	$(186,755)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	897,638	68,196
Tax liabilities	(173,900)	—
Prepaid expense	96,171	(327,095)
Net cash provided by (used) in operating activities	$692,659	$(445,654)

Cash flows from investing activities
Withdrawal from trust account	641,809	—
Investment in marketable securities	(1,890,052)	(165,209,258)
Funding into trust account for extension	(805,000)
Proceeds from maturity	—	82,585,000
Net cash used in investing activities	$(2,053,243)	$(82,624,258)

Cash flows from financing activities
Proceeds from promissory notes	845,000	150,000
Repayment of promissory note	—	(150,000)
Proceeds from sale of shares of common stock to initial stockholders	—	25,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	—	79,259,163
Proceeds from sale of private units in private placement	—	550,000
Proceeds from sale of $11.50 exercise warrants in private placements	—	3,950,000
Proceeds from sale of $15 exercise warrants in private placements	—	100,000
Proceeds from sale of underwriter units in private placement	—	100
Net cash provided by financing activities	$845,000	$83,884,263

Net (decrease) increase in cash	$(515,584)	$814,351
Cash at beginning of period	521,865	—
Cash at end of period	$6,281	$814,351

Supplemental Cash Flow Information:
Income tax paid	$641,809	—

The accompanying notes are an integral part of the financial statements.

FG Merger Corp

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023 (UNAUDITED)

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company had 15 months to consummate a Business Combination. However, the Company extended the period to 18 months. The Company will have until September 1,2023  to complete a business combination  as described herein) from the closing of the IPO to consummate a Business Combination. In order to extend the time available to consummate a Business Combination, on May 31, 2023, Company deposited $805,000 ($0.10 per Public Share) into the Trust Account.

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

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into iCoreConnect (the “Merger”), with iCoreConnect surviving as a wholly-owned subsidiary of FGMC. In connection with the Merger, FGMC will change its name to “iCoreConnect Inc.” (a Delaware Corporation). The Business Combination is expected to close in the third quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

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

Going Concern

The Company has until September 1, 2023 to consummate the initial Business Combination. If a business combination is not consummated by this date (unless extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

Company may raise additional capital from Sponsor or affiliates or negotiate with vendors to defer the payment till the consummation of the Business Combination.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of September 1, 2023 , nor that it will be able to raise sufficient funds to complete an Initial Business Combination.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023.

Marketable securities held in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were invested in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the three and six months ended June 30, 2023, the Company withdrew $256,835 and $641,809, respectively in interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Convertible Promissory Notes

The Company accounts for its convertible promissory note in accordance with the guidance of ASC 470-20 “Debt – Debt with Conversion and Other Options” and ASC 815-40 “Derivative and Hedging – Contracts in Entity’s Own Equity”, as amended by ASU 2020-06. Company did the analysis and determined there is an embedded derivative which should be bifurcated from the host contract. The company did a fair value analysis and determined the value of the derivative to be insignificant, and therefore, the Company has elected to record the convertible promissory notes as a single liability recorded at its amortized cost.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. For the three and six month ended June, 2023, there were no amounts accrued for interest or penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the six months ended June 30, 2023:

Net Loss from January 1. 2023 to June 30, 2023	$(127,250)

For the period from January 1, 2023 through June 30, 2023
Redeemable	Non- Redeemable

	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total income allocated by class	$(100,845)	$(26,405)	$(127,250)
Less: Accretion allocated based on ownership percentage	(1,627,192)	(426,051)	(2,053,243)
Plus: Accretion applicable to the redeemable class	2,053,243	—	2,053,243
Total income (loss) by class	$325,206	$(452,453)

Weighted average shares	8,050,000	2,107,750	(127,250)
Earnings (loss) per share	$0.04	$(0.21)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months ended June 30, 2023:

Net income from April 1. 2023 to June 30, 2023	16,504

	For the period from April 1, 2023 through June 30, 2023
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,050,000	2,107,750	10,157,750
Ownership percentage	79%	21%
Total income allocated by class	$13,079	$3,425	$16,504
Less: Accretion allocated based on ownership percentage	(1,230,969)	(322,307)	(1,553,276)
Plus: Accretion applicable to the redeemable class	1,553,276	—	1,553,276
Total income (loss) by class	$335,386	$(318,882)	16,504

Weighted average shares	8,050,000	2,107,750
Earnings (loss) per share	$0.04	$(0.15)

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

On May 31, 2023, Company issued a non-interest bearing unsecured promissory note in the aggregate principal amount of $405,000 (the “Sponsor Note”) to Sponsor. The Sponsor Note is due and payable upon Company’s consummation of an initial business combination with a target business. The Sponsor Note will either be paid in cash upon such consummation, or, at the Sponsor’s discretion, converted into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account that was established for the benefit of Company’s public stockholders in connection with Company’s initial public offering by the Sponsor or its affiliates if the Company is unable to consummate an initial business combination within the time period provided in the Company’s amended and restated certificate of incorporation. Subsequently the Sponsor Note was amended on June 23, 2023 to increase the amount from $405,000 to $505,000. Company has drawn $445,000 under the Sponsor Note as of June 30, 2023.

On May 31, 2023, Company issued non-interest bearing unsecured promissory notes in the aggregate principal amount of $400,000 (collectively, the “Target Notes”) to several lenders, including certain affiliates of iCoreConnect Inc. (“iCoreConnect”). The Target Notes are guaranteed by iCoreConnect, and are due and payable upon Company’s consummation of an initial business combination with a target business. The Target Notes will either be paid in cash upon such consummation, or, at the lenders’ discretion, converted into private units at a price of $10.00 per unit. In the event that FGMC is unable to consummate an initial business combination within the time period provided in Company’s amended and restated certificate of incorporation, then the Target Notes shall be deemed to be terminated and no amounts will thereafter be due from Company to the lenders, at which point the aggregate principal amount of the Target Notes shall be immediately due and payable by iCoreConnect, in accordance with the guarantee.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on February 25, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. For the six months ended June 30, 2023, the total administrative services expense was $30,000.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023, there were 2,107,750 shares of common stock issued and outstanding, excluding 8,050,000 shares subject to possible redemption.

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

Internal Revenue Section 195 requires start-up expenditures paid or incurred in connection with investigating the creation or acquisition of an active trade or business to be capitalized for income tax purposes. The capitalized start-up expenditures are placed into service in the month in which an active trade or business begins and amortized ratably over 180 months. The start-up expenditures do not include interest, taxes, or research and experimental expenses. The tax calculation for the six months ended June 30, 2023 took all of the aforementioned Section 195 guidelines into account. For the three months and six months ended , 2023, the provision for income taxes were $211,073 and $396,911, respectively.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of June 30, 2023, the Company recorded a deferred tax asset related to the capitalized start-up costs of $533,693. The Company chose to establish a valuation allowance to reduce the deferred tax asset to $0. It is not guaranteed that the Company will complete a Business Combination, and, even if the Business Combination is successfully completed, that the future Combined Company will be able to utilize the deferred tax asset.

The following is a summary of the Company’s net deferred tax asset:

	Three months ended	Six months ended
	June 30, 2023	June 20, 2023
Deferred tax assets:
Startup and organizational costs	$162,646	$533,693
Total deferred tax asset	162,646	533,693
Valuation allowance	(162,646)	(533,693)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Three months ended	Six months ended
	June 30, 2023	June 20, 2023
Federal
Current expense	$211,073	$396,911

Deferred benefit	(162,646)	533,693
Change in valuation allowance	162,646	(533,693)
Income tax provision	$211,073	$396,911

NOTE 9. SUBSEQUENT EVENTS

On July 12, 2023, The Company filed a joint proxy statement/prospectus with SEC. The special shareholder meeting of the Company to approve the Business Combination has been set for August 11, 2023.

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“IPO”), and the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company had 15 months to consummate a Business Combination. However, the Company extended the period to 18 months. The Company will have until September 1,2023 to complete a business combination  as described herein) from the closing of the IPO to consummate a Business Combination. In order to extend the time available to consummate a Business Combination, on May 31, 2023, the Company deposited $805,000 ($0.10 per Public Share) into the Trust Account.

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

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into iCoreConnect (the “Merger”), with iCoreConnect surviving as a wholly-owned subsidiary of FGMC. In connection with the Merger, FGMC will change its name to “iCoreConnect Inc.” (a Delaware Corporation). The Business Combination is expected to close in the third quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

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

On July 12, 2023, The Company filed a joint proxy statement/prospectus with SEC. The special shareholder meeting of the Company to approve the Business Combination has been set for August 11, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, including those necessary to prepare for the IPO and identifying and working with the target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2023, the Company reported net income of $16,504, which consists of $774,506 general and administrative expenses, $214,102 income tax provision, offset by $1,005,112 investment income earned in Trust Account.

For the six months ended June 30, 2022, the Company reported a net loss of $127,250, which consists of $1,617,362 general and administrative expenses,$399,940 income tax provision, offset by $1,890,052 investment income earned in Trust Account.

Liquidity and Capital Resources

On March 1, 2022, we consummated our IPO of 7,000,000 Units, generating gross proceeds of $70,000,000. On March 3, 2022, 1,050,000 additional Units were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating additional gross proceeds of $10,500,000, for total proceeds of $80,500,000.

Simultaneously with the closing of the IPO, we completed the private sale of i) 1,000,000 $15 Private Warrants generating total proceeds of $1,000,000, ii) 3,950,000 $11.50 Private Warrants generating total proceeds of $3,950,000, and iii) 55,000 Private Units generating total proceeds of $55,000. From the proceeds of the IPO and private placement of $15 Private Warrants, $11.50 Private Warrants, and Private Units, the Company retained approximately $900,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the IPO and directors and officers insurance. As of June 30, 2023, the Company held a cash balance of $6,281 outside of the Trust Account.

For the three months ended June 30, 2023, cash provided by the operating activities was $485,385, consisting primarily of (i) net income of $16,504, and (ii) change in operating assets and liabilities which include an increase  in tax liabilities by $25,236,  a decrease in prepaid expenses by $48,352 and an increase in accounts payable by $395,294.

For the six months ended June 30, 2023, cash used in operating activities was $692,659, consisting primarily of (i) net loss of $127,250, and (ii) change in operating assets and liabilities which include a decrease in prepaid expenses by $96,171, decrease in tax liabilities by 173,900 and an increase in accounts payable by $897,638

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

On May 31, 2023, we issued a non-interest bearing unsecured promissory note in the aggregate principal amount of $405,000 (the “Sponsor Note”) to Sponsor. The Sponsor Note is due and payable upon our consummation of an initial business combination with a target business. The Sponsor Note will either be paid in cash upon such consummation, or, at the Sponsor’s discretion, converted into private units at a price of $10.00 per unit.. Subsequently the Sponsor Note was amended on June 23, 2023 to increase the amount from $405,000 to $505,000. we drawn $445,000 under the Sponsor Note as of June 30, 2023.

On May 31, 2023, we issued non-interest bearing unsecured promissory notes in the aggregate principal amount of $400,000 (collectively, the “Target Notes”) to several lenders, including certain affiliates of iCoreConnect Inc. (“iCoreConnect”). The Target Notes are guaranteed by iCoreConnect, and are due and payable upon our consummation of an initial business combination with a target business. The Target Notes will either be paid in cash upon such consummation, or, at the lenders’ discretion, converted into private units at a price of $10.00 per unit. In the event that we are unable to consummate an initial business combination within the time period provided in our amended and restated certificate of incorporation, then the Target Notes shall be deemed to be terminated and no amounts will thereafter be due from Company to the lenders, at which point the aggregate principal amount of the Target Notes shall be immediately due and payable by iCoreConnect, in accordance with the guarantee.

Company has used $805,000 from the promissory note proceed to fund the trust account to extend the Business Combination deadline to September 1, 2023.

We may raise additional funds in order to meet the expenditures required for operating our business or negotiate with vedors to pay them at close of Business Combination.

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital. During the three months ended June, 2023, the Company recorded charges of $1,553,276 against additional paid-in-capital (during the six months ended June 30, 2023, the Company recorded charges of $2,053,243 against paid-in-capital).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1	Amended and Restated Promissory Note, dated June 23, 2023, issued to FG Merger Investors LLC (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2023).
10.2	Form of Promissory Note issued to certain affiliates of iCoreConnect Inc. (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed on June 2, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2023	FG Merger Corp.

	By:	/s/ Mark Penway
Name: Mark Penway
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)