Form 10-Q
period 2023-09-30
iCoreConnect Inc.
filed 2023-11-20
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-41309

iCoreConnect Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2462502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

529 E. Crown Point Road, Suite 250, Ocoee, FL 34761

(Address of principal executive offices) (Zip Code)

(888) 810-7706

(Registrant’s Telephone Number, Including Area Code)

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ICCT	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 20, 2023 there were 8,951,472 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Part I Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months and Nine Months ended September 30, 2023 and 2022 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	35

Item 4.	Controls and Procedures	35

Part II Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Signatures		51

iCoreConnect Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Cash	$457,389	$196,153
Accounts receivable, net	597,658	414,809
Prepaid expenses and other current assets	963,779	480,706
Total current assets	2,018,826	1,091,668

Property and equipment, net	200,450	74,194
Right of use lease asset - operating	1,182,810	944,487
Software development costs, net	779,725	531,061
Acquired technology, net	16,783	79,428
Customer relationships, net	3,343,919	2,350,380
Forward purchase agreement	7,377,265	-
Goodwill	1,484,966	1,484,966
Total long-term assets	14,385,918	5,464,516

TOTAL ASSETS	$16,404,744	$6,556,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$4,947,916	$2,336,174
Operating lease liability, current portion	243,187	169,417
Notes payable, current portion	3,695,428	4,279,531
Deferred revenue	111,531	13,847
Total current liabilities	8,998,062	6,798,969

Long-term debt, net of current maturities	-	1,449,261
Operating lease liability, net of current portion	1,002,234	809,458
Total long-term liabilities	1,002,234	2,258,719

TOTAL LIABILITIES	$10,000,296	$9,057,688

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock par value $0.0001; 40,000,000 shares authorized; Issued and Outstanding: 3,617,651 as of September 30, 2023 and 0 as of December 31, 2022	362	-
Common Stock par value $0.0001; 100,000,000 shares authorized; Issued and Outstanding: 8,373,132 as of September 30, 2023 and 6,076,078 as of December 31, 2022	838	608
Additional paid-in-capital	113,828,297	80,359,848
Accumulated deficit	(107,425,049)	(82,861,960)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,404,448	(2,501,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIYT (DEFICIT)	$16,404,744	$6,556,184

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue, net	$2,004,853	$1,888,768	$5,701,372	$5,943,818
Cost of sales	517,875	517,660	1,493,357	1,773,173
Gross profit	1,486,978	1,371,108	4,208,015	4,170,645

Expenses
Selling, general and administrative	3,589,655	2,151,651	9,189,829	6,445,585
Depreciation and amortization	320,427	286,622	900,936	1,000,722
Total operating expenses	3,910,082	2,438,273	10,090,765	7,446,307
Loss from operations	(2,423,104)	(1,067,165)	(5,882,750)	(3,275,662)

Other income (expense)
Interest expense	(478,437)	(216,523)	(1,007,120)	(561,395)
Finance charges	(370,852)	(14,888)	(792,930)	(400,888)
Change in fair value of forward purchase agreement	(419,407)	-	(419,407)	-
Other income (expense)	-	(103,400)	13,778	(193,393)
Total other expense, net	(1,268,696)	(334,811)	(2,205,679)	(1,155,676)

Net loss	$(3,691,800)	$(1,401,976)	$(8,088,429)	$(4,431,338)

Preferred dividend	(218,516)	-	(218,516)	-

Net loss attributable to common stockholders	$(3,910,316)	$(1,401,976)	$(8,306,945)	$(4,431,338)

Net loss per share available to common stockholders, basic and diluted	$(0.54)	$(0.24)	$(1.23)	$(0.77)
Weighted average number of shares, basic and diluted	7,260,195	5,777,806	6,744,143	5,762,324

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

					Additional		Total Stockholders'
	Common stock		Preferred Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2022 (as previously reported)	167,493,479	$167,493	-	-	$83,633,061	$(82,795,263)	$1,005,291
Retroactive application of reverse capitalization (Note 3)	(161,880,406)	(166,932)			166,932	(10,243,017)	(10,243,017)
Balances at January 1, 2022	5,613,073	561	-	-	83,799,993	(93,038,280)	(9,237,726)
Stock issued for cash	158,273	16	-	-	349,984		350,000
Origination fee in convertible debt agreement					300,000		300,000
Stock compensation expense	-				255,697		255,697
Net loss	-	-			-	(1,542,235)	(1,542,235)
Balances at March 31, 2022	5,771,346	$577	-	-	84,705,674	(94,580,515)	(9,874,264)
Origination fee in convertible debt agreement	-				86,000	-	86,000
Stock issued for conversion of debt	7,620	1			22,386		22,387
Repurchase of common stock warrants	-				(45,000)		(45,000)
Stock compensation expense	1,005	-			272,560	-	272,560
Net loss	-	-			-	(1,487,127)	(1,487,127)
Balances at June 30, 2022	5,779,971	$578	-	-	85,041,620	(96,067,642)	(11,025,444)
Origination fee in convertible debt agreement	-	-			14,888	-	14,888
Stock compensation expense	(1,340)	-			255,257	-	255,257
Net loss	-	-			-	(1,401,976)	(1,401,976)
Balances at September 30, 2022	5,778,631	578	-	-	85,311,765	(97,469,618)	(12,157,275)
Balances at January 1, 2023 (as previously reported)	181,320,528	181,321	-	-	86,192,262	(88,875,087)	(2,501,504)
Retroactive application of reverse capitalization (Note 3)	(175,244,450)	(180,713)			225,655	(10,243,017)	(10,198,075)
Balances at January 1, 2023	6,076,078	608	-	-	86,417,917	(99,118,104)	(12,699,579)
Stock issued for cash	180,966	18			539,982		540,000
Origination fee in convertible debt agreement					80,063		80,063
Stock issued for conversion of debt	236,502	24			685,309		685,333
Stock compensation expense	5,027	1			272,982		272,983
Net loss						(1,689,034)	(1,689,034)
Balance at March 31, 2023	6,498,573	$651	-	$-	$87,996,253	$(100,807,138)	$(12,810,234)
Origination fee in convertible debt agreement					342,015		342,015
Stock issued for conversion of debt	(6,832)	(1)			1		-
Stock compensation expense	81,267	8			751,153		751,161
Net loss						(2,707,595)	(2,707,595)
Balance at June 30, 2023	6,573,008	$658	-	$-	$89,089,422	$(103,514,733)	$(14,424,653)
Issuance of Series A Preferred Stock on merger			3,782,191	378	17,846,920		17,847,298
Common stock issued on conversion of convertible debt	1,163,266	116			5,062,048		5,062,164
Common stock issued on exercise of warrants	117,301	12			(3,512)		(3,500)
Common stock issued on exercise of options	198,378	20			(5,940)		(5,920)
Conversion of Series A Preferred Stock to Common Stock	211,040	21	(211,040)	(21)		-
Series A Preferred Stock issued for cash			46,500	5	464,995		465,000
Origination fee in convertible debt agreement					370,852	-	370,852
Stock compensation expense	70,139	7			410,750		410,757
Stock issued for purchase of assets of Preferred Dental	40,000	4			399,996		400,000
Modification of warrant agreement					1,987,460		1,987,460
Merger transaction costs					(1,794,694)	-	(1,794,694)
Net loss						(3,910,316)	(3,910,316)
Balance at September 30, 2023	8,373,132	$838	3,617,651	$362	113,828,297	(107,425,049)	6,404,448

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	September 30,	September 30,
	2023	2022
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,306,945)	$(4,431,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,753	16,788
Amortization expense	887,183	983,934
Finance fee	792,930	425,846
Change in allowance for doubtful accounts	130,439	137,676
Gain on sale of assets	(13,778)	-
Stock compensation expense	1,434,900	783,514
Non-cash interest expense	720,357	217,434
Change in fair value of forward purchase agreement	419,407	-
Preferred dividend	218,516	-
Changes in operating assets and liabilities:
Accounts receivable	(313,288)	(13,759)
Prepaid expenses and other current assets	(483,073)	(56,064)
Right of use asset, net of lease liability	28,223	26,533
Accounts payable and accrued expenses	2,611,741	238,841
Deferred revenue	97,684	(5,096)
NET CASH USED IN OPERATING ACTIVITIES	(1,761,951)	(1,675,691)

INVESTING ACTIVITIES
Purchase of customer list	(1,559,145)	-
Sale of capital assets	28,000	-
Purchase of forward purchase agreement	(7,796,672)	-
Purchase of capital assets	(154,231)	-
Additions to capitalized software	(507,596)	(200,947)
NET CASH USED IN INVESTING ACTIVITIES	(9,989,644)	(200,947)

FINANCING ACTIVITES
Net proceeds from debt	3,733,011	3,450,000
Payments on debt	(6,486,732)	(1,809,713)
Proceeds from issuance of common stock	540,000	350,000
Purchase of common stock warrants	-	(45,000)
Stock issued for conversion of convertible debt	5,747,497	22,387
Proceeds from issuance of preferred stock	18,312,298
Effect of merger, net of transaction costs	(9,833,243)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,012,831	1,967,674

NET CHANGE IN CASH	261,236	91,036
CASH AT BEGINNING OF THE PERIOD	196,153	71,807
CASH AT END OF THE PERIOD	$457,389	$162,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$348,941	$529,325

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

1. NATURE OF OPERATIONS

iCoreConnect Inc. (formerly known as FG Merger Corp) (collectively with its subsidiary, the “Company”), a Delaware Corporation, is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

Prior to August 25, 2023, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On August 25, 2023 (the “Closing Date”), the Company consummated the business combination contemplated by the Merger Agreement and Plan of Reorganization by and among FG Merger Corp, a special purpose acquisition company incorporated in Delaware (“FGMC”), FG Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of FGMC (“Merger Sub”), and iCoreConnect Inc., a Nevada corporation(“iCore”), dated as of January 5, 2023 (“Merger Agreement”). Pursuant to the terms of the Merger Agreement, a business combination between FGMC and iCore. was affected through the merger of Merger Sub with and into iCore, with iCore. surviving the merger as a wholly owned subsidiary of FGMC. On the Closing Date, FGMC was renamed “iCoreConnect Inc.” and the previous iCoreConect Inc. was renamed “iCore Midco, Inc.” (“Old iCore”).

Business Combinations

On September 1, 2023, the Company completed the acquisitions for substantially all of the assets of Preferred Dental Development, LLC which was accounted for a business combination. During 2021, the Company also completed three asset acquisitions which were accounted for as business combinations (i) on April 23, 2021, the Company acquired substantially all the assets of Heyns Unlimited LLC doing business as Advantech (ii) on May 31, 2021, the Company acquired substantially all the assets of BCS Tech Center, Inc.; and (iii) on September 1, 2021, the Company acquired substantially all the assets of Spectrum Technology Solutions, LLC

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine months ended September 30, 2023, the Company generated an operating loss of $5,882,750. In addition, at September 30, 2023, the Company has an accumulated deficit, and net working capital deficit of $107,425,049 and $6,979,236 respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. Such financings may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

Currently, management intends to develop an improved healthcare communications system and intends to develop alliances with strategic partners to generate revenues that will sustain the Company. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNFICANT ACCOUNTING POLICES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K/A as filed with the SEC on June 16, 2023 by Old iCore and the Form 8-K filed by the Company on August 31, 2023. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $80,905 at September 30, 2023 and $65,000 December 31, 2022.

Software Development Costs and Acquired Software

The Company accounts for software development costs, including costs to develop software products or the software component of products to be sold to external users. In accordance with ASC 985-730, Computer Software Research and Development, research and planning phase costs are expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs are capitalized.

The Company has determined that technological feasibility for its products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be sold to external users and software acquired in a business combination are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight-line amortization over three years.

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2023 and December 31, 2022 there was no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of September 30, 2023 and December 31, 2022 there was no impairment of the Company’s Goodwill.

Revenue Recognition

We have 6 primary sources of revenue

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	Analytics
6.	MsaaS software

1) Electronic Prescription software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

2). Insurance verification services are provided on an annual subscription basis using SaaS model with revenue recognized ratably over the contract term.

3) ICD-10 Medical Coding services are provided on an annual subscription basis using the software as a SaaS model with revenues recognized ratably over the contract term.

4) Encrypted and HIPAA compliant and secure email services are provided on an annual subscription basis using the SaaS model with revenues recognized ratably over the contract term.

5) Analytics automatically compiles real-time KPI data on an intuitive dashboard which saves time and helps focus the team during the morning huddle. Additionally, the Practice Metrics page provides custom reporting with rich graphics helping management to view revenue, claims, AR, scheduling and more.

6) MSaaS software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

The Company accounts for revenue from contracts with customers in accordance with ASU No. 2017-09, Revenue from Contracts with Customers and a series of related accounting standard updates (collectively referred to as “Topic 606”). This guidance sets forth a five-step revenue recognition model which replaced the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and to require more detailed disclosures. The five steps of the revenue recognition model are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, the Company assesses the goods and services promised in the contract with customers and identifies a performance obligation for each. To determine the performance obligation, the Company considers all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. The Company measures revenue as the amount of consideration expected to be received in exchange for transferring goods and services. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

The Company’s customers are acquired through its own salesforce and through the referrals from its many state association marketing partners. The Company primarily generates revenue from multiple software as a service (SaaS) offerings, which typically include subscriptions to its online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 90% of the Company’s revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of the Company’s revenue is 100% in North America.

Management has determined that it has the following performance obligations related to its products and services: multiple SaaS offerings, which typically include subscriptions to our online software solutions. Revenue from Software as a Service, hardware, service repairs, and support & maintenance are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Our customers do not have the right to take possession of the online software solution. Revenue from subscriptions, including additional fees for items such as incremental contacts, is recognized ratably over the subscription period beginning on the date the subscription is made available to customers. Substantially all subscription contracts are one year. We recognize revenue from on-boarding services and equipment as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

For contracts with customers that contain multiple performance obligations, the Company accounts for the promised performance obligations separately as individual performance obligations if they are distinct. In determining whether performance obligations meet the criteria for being distinct, the Company considers several factors, including the degree of interrelation and interdependence between obligations and whether or not the good or service significantly modifies or transforms another good or service in the contract. After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines the standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including taking into consideration either historical pricing practices or an adjusted market assessment. Unsatisfied and partially unsatisfied performance obligations as of the end of the reporting period primarily consist of products and services for which customer purchase orders have been accepted and that are in the process of being delivered.

Transaction price is calculated as the selling price less any variable consideration, consisting of rebates and discounts. Discounts provided to customers are known at contract inception. Rebates are calculated on the “expected value” method where the Company (1) estimates the probability of each rebate amount which could be earned by the distributor, (2) multiplies each estimated amount by its assigned probability factor, and (3) calculates a final sum of each of the probability-weighted amounts calculated in step (2). The sum calculated in step (3) is the rebate amount, which along with discounts reduces the amount of revenue recognized.

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in costs of goods sold on the Consolidated Statements of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $129,204 and $93,657 for the three months ended September 30, 2023 and 2022 and $435,672 and $357,350 for the nine months ended September 30, 2023 and 2022, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging”, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and preferred stock instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Financial Instruments With Down Round Features

The Company follows the guidance of FASB ASU 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downround adjustment of the current exercise price based on the price of the future equity offerings. The standard requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for the purposes of determining liability of equity classification. Companies that provide earning per share (“EPS”) data will adjust their diluted EPS calculation for the effect of the feature when triggered (i.e. when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

Income Taxes

The Company follows the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount, if any, expected to be realized in future years.

ASC 740, Accounting for Income taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion more likely than not will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative loss experience and expectations of future taxable income by taxing jurisdictions, the carry forwarding periods available to us for tax reporting purposes and other relevant factors.

The Company has not recognized a liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits or penalties has not been provided since there has been no unrecognized benefit or penalty. If there were an unrecognized tax benefit or penalty, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company files U.S. Federal income tax returns and various returns in state jurisdictions. The Company’s open tax years subject to examination by the Internal Revenue Service and the state Departments of Revenue generally remain open for three years from the date of filing.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares issuable on exercise of warrants, convertible preferred stock and convertible notes in the weighted average number of common shares outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share which consisted of all outstanding common stock options and warrants.

Stock-Based Compensation

The Company accounts for share-based compensation costs in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid in capital, is recorded as an increase to share capital.

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the option grant date. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The fair value of shares of restricted stock issued are determined by the Company based on the estimated fair value of the Company’s common stock.

Beneficial Conversion Features and Warrants

The Company evaluates the conversion feature of convertible debt instruments to determine whether the conversion feature was beneficial as described in ASC 470-30, Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital. The Company calculates the fair value of warrants with the convertible instruments using the Black-Scholes valuation model.

Under these guidelines, the Company first allocates the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and the Company’s stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument.

Leases

The Company adopted ASU No. 2016-02, Leases and a series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”). Topic 842 requires organizations to recognize right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous U.S. GAAP. The Company utilized the transition method allowed under ASU 2018-11 in which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any.

The Company determines, at contract inception, whether or not an arrangement contains a lease and evaluates the contract for classification as an operating or finance lease. For all leases, ROU assets and lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. If the Company’s lease does not provide an implicit rate in the contract, the Company uses its incremental, secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. Any renewal periods are considered in the analysis of each lease to the extent that the Company considers them to be reasonably certain of being exercised.

Related Party Transactions

The Company accounts for related party transactions in accordance with FASB ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries’ controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer, who currently reviews the financial performance and the results of operations of the Company’s operating subsidiaries on a consolidated basis when making decisions about allocating resources and assessing performance of the Company. Accordingly, the Company currently considers itself to be in a single reporting segment for reporting purposes focused on the North American market.

Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected.

The Company completed its assessment on the adoption date of the new standard and did not adjust the opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

Recently Issued Accounting Pronouncements

The Company does not believe that any issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s financial position, results of operations and cash flows.

3. BUSINESS COMBINATION AND RECAPITALIZATION

On August 25, 2023, Old iCore and FGMC consummated the Business Combination, with Old iCore surviving as a wholly owned subsidiary of FGMC. As part of the Business Combination, FGMC changed its name to iCoreConnect Inc. Upon the closing of the Business Combination (the “Closing”), the Company’s certificate of incorporation provided for, among other things, a total number of authorized shares of capital stock of 140,000,000 shares, of which 40,000,000 shares were designated Series A preferred stock, $0.0001 par value per share and 100,000,000 were designated common stock, $0.0001 par value per share.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, FGMC is treated as the “acquired” company and Old iCore is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Old iCore issuing stock for the net assets of FGMC, accompanied by a recapitalization. The net assets of FGMC are stated at historical cost, with no goodwill or intangible assets recorded.

Upon the consummation of the Business Combination, each issued and outstanding share of Old iCore Common Stock was canceled and converted into Company Common Stock based upon the Exchange Ratio (as defined in the Merger Agreement). The shares and corresponding capital amounts and loss per share related to Old iCore Common Stock prior to the Business Combination have been retroactively restated to reflect the Exchange Ratio. All non-redeemed shares of FGMC common stock were converted into new iCoreConnect Inc. Series A preferred stock (the “Preferred Stock”) on a one for one basis.

Unvested outstanding stock options to purchase shares of Old iCore Common Stock (“Old iCore Options”) granted under the iCoreConnect Inc 2016 Stock Incentive Plan (“2016 Plan”) converted into stock options for shares of Company Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio (the “Exchanged Options”). Old iCore Options that were vested at the time of the merger converted into shares of Company Common Stock upon the same terms and conditions that were in effect with respect to such options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

Outstanding warrants to purchase shares of Old iCore Common Stock (“Old iCore warrants”) issued and outstanding converted into shares of Company Common Stock upon the same terms and conditions that were in effect with respect to such warrants immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

The following table details the number of shares of Company Common Stock issued immediately following the consummation of the Business Combination:

	Common Stock	Preferred Stock

Common stock of FGMC outstanding prior to business combination	8,050,000	-
Less: Redemptions of FGMC common stock	(6,460,059)	-
Common stock held by former FGMC shareholders	1,589,941	-
FGMC sponsor shares	1,692,374	-
Underwriter shares	40,250	-
Sponsor shares transferred for services	2,000	-
Sponsor shares transferred for non-redemption	373,126	-
Shares issued related to extension note	84,500	-
Total FGMC common shares outstanding prior to conversion to preferred stock	3,782,191	-
Conversion of existing FGMC common stockholders to new preferred stock	(3,782,191)	3,782,191
Shares issued to Old iCore stockholders for purchase consideration	8,095,706	-
Total	8,095,706	3,782,191

The following table reconciles the elements of the Business Combination to the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit):

Amount
Cash - FGMC trust (net of redemptions)	$17,002,897
Cash transferred to Forward Purchase Agreement	(12,569,810)
Gross proceeds	4,433,087
Less: FGMC and Old iCore transaction costs paid	(4,433,087)
Effect of Business Combination, net of redemptions and transaction costs	$-

All existing FGMC warrants were converted into Preferred Stock warrants with the same terms and conditions:

Holder	Number of Warrants	Strike Price
Underwriter	600,000	$2.00
Sponsor and Investors	10,122,313	$11.50
Sponsor	1,000,000	$15.00

4. NOTES PAYABLE

		September 30,	December 31,
		2023	2022
(1)	Convertible Note bearing interest at 12% due May, 2023	-	578,802
(2)	Note bearing interest at 18% due September 1, 2023	-	1,012,500
(2)	Note bearing interest at 18% due September 1, 2023	-	506,250
(3)	Note bearing interest at 18% due October 1, 2028	30,074	32,752
(4)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,962,990	1,960,965
(5)	Promissory Note bearing interest at 14%, due January 15, 2023	-	50,892
(6)	Promissory Note bearing interest at 14%, due September 1, 2023	-	329,227
(7)	Related Party Promissory Note bearing interest at 14% due September 1, 2023	70,035	108,778
(8)	Promissory Note bearing interest at 15%, due January 25, 2023	-	506,370
(9)	Promissory Note bearing interest at 15%, due September 1, 2023	-	253,184
(9)	Promissory Note bearing interest at 15%, due September 1, 2023	-	253,184
(10)	Related Party Promissory Notes bearing interest at 18%, due March 31, 2023	-	135,888
(11)	Convertible Note bearing interest at 15% due March 2024	-	-
(7)	Related Party Promissory Note bearing interest at 18%, due September 1, 2023	213,970	-
(12)	Convertible Note bearing interest at 15% due June 14, 2024	-	-
(13)	Convertible Note bearing interest at 15% due June 14, 2024	-	-
(14)	Related Party Convertible Promissory Note bearing interest at 15% due June 30, 2024	206,523	-
(15)	Convertible Note bearing interest at 15% due July 24, 2024	-	-
(16)	Promissory Note bearing interest at 12%, due October 31, 2023	1,211,836
		3,695,428	5,728,792
	Less current maturities	(3,695,428)	(4,279,531)
	Total Long-Term Debt	$-	$1,449,261

1.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000. An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share based on Old iCore common share value. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. In August 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 3,250,000 warrants being issued and the strike price repriced to $0.10 for all 5,850,000 warrants. In December 2022, the down round provision in the Warrant Agreement was triggered again resulting in an additional 1,462,500 warrants to be issued and the strike price repriced to $0.08 for all 7,312,500 warrants. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note. This note and accrued interest was converted in January 2023 for 6,037,883 shares of Common Stock. In May 2023 the Company and the warrant holder renegotiated the outstanding warrants back to their original intended values at issuance date of 1,300,000 exercisable at $0.25 and 1,300,000 exercisable at $0.20.

2.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance. An interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share. In December 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,250,000 warrants being issued and the strike price repriced to $0.10 for all 3,750,000 warrants. In December 2022 the down round provision in the Warrant Agreement was triggered again resulting in an additional 937,500 warrants being issued and the strike price repriced to $0.10 for all 4,687,500 warrants. In May the Company and the warrant holder renegotiated the outstanding warrants back to their original intended values at issuance date of 1,500,000 exercisable at $0.25. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger these notes along with outstanding interest was converted on August 25, 2023 into 173,339 common shares.

3.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

4.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. As of September 30, 2023, the Company was in default of certain provisions of its $1,962,990 debt obligation. The debt is being classified as current, given the uncertainty that the Company cannot ensure compliance is probable or reasonably possible after December 31, 2023

15

5.

In April 2022, the Company signed a $50,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in October 2022, this note was reissued under the same term with a maturity of three (3) months. The promissory note is subordinated to the Company’s senior lender. This note was fully repaid in March 2023.

6.

In April 2022, the Company signed a $300,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in October 2022, this note was reissued under the same terms with a maturity of date of six (6) months.  In March 2023, the term of this note was extended to September 1, 2023.The promissory note is subordinated to the Company’s senior lenders. As part of the Merger this note along with outstanding interest was converted on August 25, 2023 into 41,104 common shares.

7

In June 2022, the Company signed a $100,000 unsecured promissory note with related party with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in November 2022, this note was reissued under the same terms with a maturity of date of three (3) months. The Company also issued to the Holder a warrant to purchase 18,813 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 9,407 warrants and $0.20 per share for 9,406 warrants. In March 2023, the term of this note was extended to September 1, 2023. In June 2023 the Company signed a $145,010 unsecured promissory note with the same lender with a maturity date of September 1, 2023 after issuance with an interest rate charge of 18% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. The promissory notes are subordinated to the Company’s senior lenders.

8.

In July 2022, the Company signed a $500,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum. The note is callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. This note was fully repaid in March 2023.

9.

In August 2022, the Company signed two $250,000 unsecured promissory notes with a maturity date six (6) months after issuance with an interest charge of 14% per annum to the same investor in 14 and 9. The notes are callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. In March 2023, the term of these notes were extended to September 1, 2023.The promissory notes are subordinated to the Company’s senior lenders. As part of the Merger these notes along with outstanding interest was converted on August 25, 2023 into 57,780  common shares.

10.

In December 2022, the Company entered into an unsecured promissory note with related party in exchange for $55,000. The maturity of the promissory note is four months from the date of issuance and carries an interest rate of 15% per annum. In conjunction with the promissory note, the Company also issued a warrant to purchase 23,625 shares of common stock which expires five years December 15, 2022 and has an exercise price of $0.20 with respect to 11,813 shares underlying the Warrant and $0.25 with respect to 11,812 shares underlying the Warrant. The promissory note is subordinated to the Company’s senior lender. In addition, in December 2022, the Company entered into an unsecured convertible promissory note with the same related party in exchange for $80,000. The maturity of the convertible note is March 31, 2023 and carries an interest rate of 15% per annum and is convertible into Company common stock at a conversion rate of $0.08 per share. The Convertible Note was converted into 1,019,315 shares of Common Stock in January 2023 and the Promissory Note was fully repaid in March 2023.

11.

In March 2023, the Company entered into a twelve (12) month Convertible Secured Promissory Note (“Note”). The Note is for $2,500,000 with $500,000 paid to the Holder on issuance for net proceeds of $2,000,000. The Note carries and interest of 15% per annum which can be paid in cash or kind and it is convertible either into the Company’s Common Stock after six months from date of issuance at $0.10 per share, or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination.  As a condition of the Note all existing outstanding Notes maturing before September 1, 2023 had their term extended to September 1, 2023. In addition, all vested option holders and all warrant holders were provided with a cashless purchase option at time of the Business Combination. The Note is superior to all notes in terms of security except of our Senior Secured Note Payable. In May 2023 all warrant holders with down round provisions provided a waiver to the potential down round triggering event on any conversion issuance. As part of the Merger these notes along with outstanding interest was converted on August 25, 2023 into 876,522 common shares.

16

12.

In June 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $77,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger these notes along with outstanding interest was converted on August 25, 2023 into 9,138 common shares.

13.

In June 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $6,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger these notes along with outstanding interest was converted on August 25, 2023 into 712 common shares.

14.

In June 2023 the Company received an advance on a six (6) month Promissory Note (“Note”) in the amount of $35,000. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000. The Note carries an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $7.45 at the sole discretion of the issuer. The promissory note is subordinated to the Company’s senior lenders.

15.

In July 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $40,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger these notes along with outstanding interest was converted on August 25, 2023 into 4,670 common shares.

16.

In September 2023 the Company entered into a sixty-day Promissory Note (“Note”) in the amount of $1,200,000. The Note carries an interest of 12% per annum and is subordinated to the Company’s senior lenders.

5. COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Company Common Stock, par value $0.0001 per shares.

During the nine months ended September 30, 2023 the Company issued 180,966 shares of common stock for cash of $540,000 and 1,392,935 shares of common stock on the conversion of debt.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of Company Series A Preferred Stock, par value $0.0001 per shares. The Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations including but not limited to:

•

The conversion price (“Conversion Price”) for the Preferred Stock is initially $10.00 per share; provided that the Conversion Price shall be reset to the lesser of $10.00 or 20% above the simple average of the volume weighted average price on the 20 trading days following 12 months after August 25, 2023; provided further that such Conversion Price shall be no greater than $10.00 and no less than $2.00 and subject to appropriate and customary adjustment.

•	The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of the Company.

•

From and after the date of the issuance of any shares of Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).

•

Dividends shall accrue from day to day and shall be cumulative and shall be payable within fifteen (15) business days after the end of the Company’s second quarter, which is June 30, commencing with the quarter ending June 30, 2024 to each holder of Preferred Stock as of such date.

•

From the Closing of the Business Combination until the second anniversary of the date of the original issuance of the Preferred Stock, the Company may, at its option, pay all or part of the accruing dividends on the Preferred Stock by issuing and delivering additional shares of Preferred Stock to the holders thereof.

•

The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company, unless the holders of the iCoreConnect Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of iCoreConnect Preferred Stock.

•

In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of Preferred Stock been converted into the Company’s Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of the Company’s Common Stock.

•

Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of the Company’s Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment.

•

After 24 months from the Closing of the Business Combination, in the event the closing share price of the Company’s Common Stock shall exceed 140% of the Conversion Price (as defined in the Merger Agreement) then in effect, then (i) each outstanding share of Preferred Stock shall automatically be converted into such number of shares of the Company’s Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by the Company, subject to adjustment. At the time of such conversion, the Company shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of the Company, (i) issuing additional Preferred Stock or (ii) paying cash.

•

Immediately prior to any such optional conversion the Company shall pay all dividends on the Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of the Company: (i) issuing additional Preferred Stock or (ii) paying cash.

During the nine months ended September 30, 2023 the Company issued 46,500 Series A Preferred stock for $465,000 in cash.

During the nine months ended September 30, 2023, 211,040 shares of Series A Preferred stock were converted into shares of Common Stock on a one for one basis.

Common Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the nine months ended September 30, 2023 are presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2023	1,080,265	$3.79	8.8	$-
Granted	10,675	$3.65	9.7	-
Exercised as part of merger	(310,881)	1.07	0.0	-
Forfeited	(168)	$4.48	5.0	-
Balance Outstanding – September 30, 2023	779,891	$3.66	3.9	$-

Exercisable – September 30, 2023	32,172	$3.82	8.0	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2023	769,216	$3.58	8.8
Granted	10,675	$3.65	9.7
Vested	(32,172)	3.82	8.8
Forfeited	-	-	-
Nonvested – September 30, 2023	747,719	$3.66	8.9

Restricted Common Stock Compensation

On December 31, 2022, the Company’s Board of Directors approved the grant of 8,378 shares of common stock to each of the Directors of the Company, for services rendered during 2021 and 2022, all of which vested on December 31, 2022. Compensation expense related to this grant for the year 2022 was $122,375 based upon fair value of our common stock of $2.66 per share. The Company’s Board of Directors also approved the granting of shares of common stock for employee performance related to 2021 performance with a fair value of $160,645. The Board also approved on January 3, 2023 134,049 shares of common stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

On March 13, 2023 the Company’s Board of Directors approved the grant of 5,027 shares of common stock to certain board members for services related to 2018 service.

In April 2023, the Company’s Board of Directors approved the grant of 81,267 shares of common stock for employee performance related to 2022 performance with a fair value of $312,761.

In April 2023, the Company’s Board of Directors approved compensation for its Board Members and Committee Members for the year ended December 31, 2023. On an annual basis equivalent, Board Members are compensated $60,000, with additional compensation of $10,000 for being a Committee Member and an additional $10,000 for being a Chair of a Committee. Compensation is to be paid quarterly in arrears at the closing stock price of the last trading day of the quarter.  The Company has recorded an expense of $289,167 as of September 30, 2023

Common Stock Warrants

The Company typically issues warrants to individual investors and institutions to purchase shares of the Company’s Common Stock in connection with public and private placement fundraising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the Company. The warrants are typically exercisable six months after the issue date, expire in five years, and contain a cash exercise provision and registration rights.

In May 2023, the Company entered into amendments with certain warrant holders whose warrants contained down round provisions and modified these warrants to remove such provisions from inception. As such the number and exercise of these warrants are set back to their original values as originally intended by the parties.

During the nine months ending September 30, 2023, the Company issued no Common Stock Warrants.

During the nine months ending September 30, 2022, the Company issued 11,729 Common Stock Warrants. In addition the Company purchased 1,278 common stock warrants issued to a lender in 2019 as part of a Note Payable that had been fully satisfied in 2020. These warrants include anti-dilutive provisions and as such resulted in an additional 28,883 of warrants that were to be issued at a strike price of $0.05. The Company purchased these warrants at their restated strike price for $45,000.

As part of the Merger, all outstanding warrants were converted on a cashless basis into shares of common stock. As of September 30, 2023, the number of shares issuable upon exercise of the Common Stock Warrants were nil shares.

Common Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	1,184,635	$2.98	3.45	$803,522
Granted	-	-	-	-
Exercised	(368,381)	6.86	3.15	-
Cancelled	(816,254)	$2.98	3.45	-
Outstanding – September 30, 2023	-	$-	-	$-

Preferred Stock Warrants

As part of the Merger, the Company assumed the following preferred stock warrants:

$2.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	-	-	-	-
Granted	600,000	2.00	6.0	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – September 30, 2023	600,000	$2.00	5.9	$-

During the period there was a modification of the $2.00 warrant agreements which were issued in conjunction with the merger and classified as a derivate liability in the amount of $1,987,460. In September the warrants were modified and as a result are no longer considered a derivative liability and classified as equity.

$11.50 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	10,058,938	$11.50	10	-
Granted	63,375	11.50	10	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – September 30, 2023	10,122,313	$11.50	9.9	$-

$15.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	1,000,000	$15.00	10	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – September 30, 2023	1,000,000	$15.00	9.9	$-

Equity Line of Credit

In January 2021 the Old iCore and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 shares of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weight average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 8,378 shares of common stock as a commitment fee. In January 2022 the Company exercised this equity line of credit of an aggregate amount of $350,000 in exchange for 5,360 shares of common stock. The balance available as of December 31, 2022, to draw on the equity line of credit after the draw was $4,650,000. This line expired in January 2023.

On September 12, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. on behalf of and for the account of Segregated Portfolio #8 – SPC #8 (“Arena”), pursuant to which Arena has committed to purchase up to $40 million (the “Commitment Amount”) of our common stock, par value $0.0001 per share (the “Common Stock”), at our direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement. Such sales of Common Stock are subject to certain limitations, and may occur from time to time at the Company’s sole discretion over the approximately 36-month period commencing on the date of the Purchase Agreement subject to registration with the Securities and Exchange Commission. The Company may direct Arena to purchase amounts of its Common Stock under the Purchase Agreement that the Company specifies from time to time in a written notice (an “Advance Notice”) delivered to Arena on any trading day up to the Commitment Amount. The maximum amount that the Company may specify in any one Advance Notice is equal to the following: (A) if the Advance Notice is received by 8:30 A.M. Eastern time, then the maximum amount that the Company may specify is equal to the lesser of (i) an amount equal to 40% of the average Daily Value Traded of the Common Stock of the ten trading days immediately preceding such Advance Notice, or (ii) $20.0 million; and (B) if the Advance Notice is received after 8:30 A.M. Eastern Time but prior to 10:30 A.M. Eastern Time, then the maximum amount that the Company may specify in an Advance Notice is equal to the lesser of: (i) an amount equal to 30% of the average Daily Value Traded of the Common Stock on the ten trading days immediately preceding such Advance Notice, or (ii) $15.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of the Company’s Common Stock on Nasdaq during regular trading hours, as reported by Bloomberg L.P., by the VWAP (as defined in the Purchase Agreement) for that trading day. Subject to the satisfaction of the conditions under the Purchase Agreement, the Company deliver Advance Notices from time to time, provided that the Pricing Period for all prior advances has been completed. For these purposes, “Pricing Period” means one trading day, as notified by the Company to Arena in the applicable Advance Notice, commencing on the date of the Advance Notice. The purchase price of the shares of Common Stock will be equal to 97% of the simple average of the daily VWAP of the Common Stock during the Pricing Period.

Unless earlier terminated as provided in the Purchase Agreement, the Purchase Agreement will terminate automatically on the earliest to occur of: (i) the first day of the month next following the 36-month anniversary of the date of the Purchase Agreement; and (ii) the date on which Arena shall have purchased shares of Common Stock under the Purchase Agreement for an aggregate gross purchase price equal to Commitment Amount under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty, upon five trading days’ prior written notice to Arena, provided that there are no outstanding Advance Notices the shares of Common Stock under which have not yet been issued. The Company and Arena may also terminate the Purchase Agreement at any time by mutual written consent.

As consideration for Arena’s irrevocable commitment to purchase Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company agreed to issue a total of  291,259 shares of Common Stock equaling $600,000 (the “Commitment Fee Shares”) based on a price per share equal to the simple average daily VWAP of the Common Stock during the ten trading days immediately preceding the date on which the SEC declares the Registration Statement effective.

As of September 30, 2023 the Company’s registration statement with the Securities and Exchange Commission had not yet been filed and therefore no amounts had been utilized of the purchase agreement.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2023 and year ended December 2022:

Total
Balance at December 31, 2022	$1,484,966
2023 Acquisitions	-
Balance at September 30, 2023	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30, 2023 and December 31, 2022:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$3,014,490	$-	$(2,483,429)	$531,061
Customer relationships	3,713,434	-	(1,363,054)	2,350,380
Acquired technology	1,527,186	-	(1,447,758)	79,428
Total definite-lived intangible assets at December 31, 2022	8,255,110	-	(5,294,241)	2,960,869

Capitalized software	3,522,086	-	(2,742,361)	779,725
Customer relationships	5,272,579	-	(1,928,660)	3,343,919
Acquired technology	1,527,186	-	(1,510,403)	16,783
Total definite-lived intangible assets at September 30, 2023	$10,321,851		(6,181,424)	4,140,427

In September 2023, the Company purchased customer relationships in the amount of $1,559,145. Amortization expense of intangible assets was $317,251 and $280,815 for the three months ended September 30, 2023 and 2022, respectively and $887,183 and $983,934 for the nine months ended September 30, 2023 and 2022, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

7. FORWARD PURCHASE AGREEMENT

On August 14, 2023, the Company entered into Prepaid Forward Purchase Agreement (the “FPA”) with Old iCore and RiverNorth SPAC Arbitrage Fund, L.P., a Delaware limited partnership (the “Purchaser”).

In accordance with the FPA and subject to the terms and conditions set forth therein, the Purchaser purchased the lesser of (a) 1.5 million shares of FGMC Common Stock and (b) such number of shares of FGMC Common Stock as shall, following the Business Combination, not exceed 9.9% of the total number of shares of FGMC Common Stock to be outstanding (such shares to be purchased, the “Forward Purchase Shares”) from public shareholders for a price no greater than the redemption price per share as is indicated in FGMC’s most recently filed periodic report (the “Prepaid Forward Purchase Price”).

In accordance with the terms of the Business Combination, upon the consummation of the Business Combination, each Forward Purchase Share automatically converted into one share of Preferred Stock (including the shares of the Company’s Common Stock underlying the Preferred Stock, the “Purchased Shares”).

Upon the Business Combination closing, 100,000 Purchased Shares were deemed to be “Commitment Shares” and the remaining Purchased Shares were deemed to be “Prepaid Forward Purchase Shares”.

Upon the closing of the Business Combination FGMC caused Purchaser to be paid directly out of the funds held in FGMC’s trust account, a cash amount (the “Prepayment Amount”) equal to the number of Purchased Shares multiplied by the amount paid to redeeming stockholders in connection with the Business Combination (the “Redemption Price”). The Redemption Price was $[10.69].

Upon the sale of the Prepaid Forward Purchase Shares (or underlying FGMC Common Stock) by the Purchaser, the Purchaser will remit the Reference Price (as defined below) per share to FGMC. On the earlier to occur of:

•	the occurrence of a “Registration Failure” (as defined in the FPA), and

•	the date that is twelve months after the closing of the Business Combination (the “Maturity Date”), then, for any Common Stock underlying the Prepaid Forward Purchase Shares not sold by the Purchaser, the Purchaser shall, on the 25th trading day after the Maturity Date (the “Payment Date”), pay the Company an amount equal to (i) the number of Prepaid Forward Purchase Shares that the Purchaser held on the Maturity Date, multiplied by (ii) the lowest daily volume weighted average price per share of FGMC Common Stock during the twenty trading days beginning on the day after the Maturity Date less $0.15.

Between the Maturity Date and the Payment Date, the Purchaser may not sell more than a number of Prepaid Forward Purchase Shares per day equal to the greater of (i) 5% of the Purchased Shares owned by the Purchaser at the Maturity Date and (ii) 10% of the daily trading volume on such date.

The Purchaser has agreed that until the Maturity Date, the Common Stock underlying the Prepaid Forward Purchase Shares may not be sold for a price less than the Reference Price. The “Reference Price” will initially equal the Redemption Price and will be reduced (but never increased) each month commencing on the first day of the month starting 30 days after the Business Combination closing to the volume weighted average price of the FGMC Common Stock for the preceding 10 trading days, but in no event less than $10.00 per share (the “Floor”) unless in the Company’s sole discretion, the Floor is lowered. Any reduction of the Floor shall be accomplished through a written notice from the Company to Purchaser.

The FPA provides for certain registration rights. In particular, FGMC is required to, within 30 calendar days following written request by Purchaser, file with the SEC a registration statement registering the resale of all shares held by Purchaser and have such registration statement declared effective as soon as practicable after the filing thereof.

8. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020 which extended the lease term through October 31, 2021. On September 10, 2021, an additional seven-month extension was signed extending the lease term to May 30, 2022.

On September 22, 2021, the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022, located in Ocoee, Florida. The lease provides for a five-year renewal term at the option of the Company In April 2023, the Company entered into a lease agreement with its existing landlord of its Florida location for a lease of an additional 2,295 square feet of space beginning at the earlier of June 1, 2023 or completion of build out for a five year term.

The Company signed a three-year lease agreement for approximately 2,100 square feet of office space located in Concord, NC on July 16, 2020. In August 2023, the Company extended its lease for another year on similar terms and conditions as its current lease.

With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021, for an office in Scottsdale, AZ.  In May 2023, the Company extended its lease for an additional 24 months for this location beginning July 1, 2023 under similar terms and conditions as its current lease.

As of September 30, 2022, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
as of 09/30/2023
Less than 1 year	1-3 years	3-5 years	Total
$378,313	$1,053,728	$180,342	$1,612,383

Lease costs for the nine months ended September 30, 2023 were $271,725 and cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2023 were $250,803. As of September 30, 2023, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,612,383
Present value adjustment using incremental borrowing rate	(366,962)
Lease liabilities	$1,245,421

(B) LITIGATION

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to a contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. The Company is evaluating the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The outcome of this matter is not expected to have a material effect on these financial statements.

The Company fully satisfied its obligations in the amount of $523,415 related to the final arbitration issued in February 2023

(C) GUARANTEE

In May 2023, Old iCore agreed to guarantee the repayment of up to $400,000 in non-interest-bearing unsecured notes of FG Merger Corp. in the event that the merger between FG Merger Corp and Old iCore did not get completed by September 1, 2023. This guarantee was extinguished on August 25, 2023.

In August 2023, the Company agreed to a Satisfaction Agreement in conjunction with the conversion of debt in the amount of $1,500,000 to be done at the time of merger. The Satisfaction Agreement provides that the Company would provide the equity holder cash proceeds on the difference between the proceeds from the sale of stock and the face value of debt up to $1,500,000 subject to certain selling limitations on or before August 2024.

9. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to trade receivables, management routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Access to the Company’s software products usually requires immediate payment but can extend several months under certain circumstances. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

The Company has no significant customers (greater than 10% of total revenue) in its six-month 2023 revenue. The Company has accounts receivable concentration with three customers in 2022 representing 59% of total accounts receivables outstanding as of September 30, 2023, and one customer that represented 31% of accounts receivable outstanding as of December 31, 2022.

10. SEGMENT INFORMATION

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS) and Managed IT (MSP/MSaaS) services and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

The Company’s SaaS and Managed IT offerings are sold under monthly recurring revenue contracts are included in the Subscription software and services segment. Professional services and other revenue segment consists of non-recurring revenue, including the periodic sale and installation of IT related hardware and custom IT projects. Professional services and other revenue is recognized when services are performed.

Revenue type were as follows:

	For the Three Months Ended September 30
	2023	%	2022	%	% Change
Revenue:
Subscription software and services	$1,837,030	92%	$1,677,373	89%	10%

Professional services and other	167,823	8%	211,395	11%	(21%)

Total revenue	$2,004,853	100%	$1,888,768	100%	6%

	For the Nine Months Ended September 30
	2023	%	2022	%	% Change
Revenue:
Subscription software and services	$5,170,844	91%	$5,348,465	90%	(3%)

Professional services and other	530,528	9%	595,353	10%	(11%)

Total revenue	$5,701,372	100%	$5,943,818	100%	(4%)

11. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $357,844 for the nine months ended September 30, 2023, and $407,309 for the nine months ended September, 2022, in relation to payments of interest and principal on Notes Payable with its Chief Executive Officer. These notes were fully repaid in February 2022 and March 2023 respectively. In July 2023 the Company entered into a $250,000 Promissory Note from a related party to the Chief Executive Officer. This promissory note bears interest of 15% per annum and is due monthly with the principal due at maturity. Net proceeds from the Note will be $200,000 with $50,000 paid to the issuer on closing. Accrued but unpaid interest as of September 30, 2023 was $8,333.

In June 2022 the Company entered into a $100,000 promissory note with its Chief Operating Officer. The promissory note has a maturity date of six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. This note was extended to September 1, 2023. The Company has the right to prepay this note without penalty. Accrued but unpaid interest as of June, 2023, was $16,293. In June 2023 the Chief Operating Officer entered into an additional Promissory Note maturing September 1,2023 in the amount of $145,010 bearing 18% per annum with interest and principal due at Maturity. The Company has the right to prepay this note without penalty. Accrued but unpaid interest as of September 30, 2023 was $15,216.

12. BUSINESS COMBINATIONS

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

Preferred Dental Development, LLC (“Preferred Dental”)

On September 1, 2023, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Preferred Dental Development, LLC (the “Seller”). The Seller was engaged in the business of providing dental billing and claims services. Pursuant to the Agreement, the Company purchased the assets of the Seller utilized in the Seller’s business. As consideration for the acquired assets: (i) the Company issued a note to the Seller in the amount of $1,200,000, and (ii) the Company agreed to issue to Seller $400,000 worth of shares of Company common stock at $10.00 per share totaling 40,000 shares.

Pursuant to the guidance in FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Company calculated the estimated fair value of the acquired customer relationships using the discounted cash flow approach. The key assumptions and inputs into the cash flow model used were: (1) an annual customer attrition rate of 5%, (2) a gross margin percentage of 37%, (3) a tax rate of 25.50% and (4) a discount rate of 12%.

Certain fair values of acquired assets and assumed liabilities may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods within the measurement period when it reflects new information obtained about facts and circumstances that were in existence at the acquisition date. The measurement period cannot exceed one year from the acquisition date.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of the dates detailed in the table:

Preferred Dental
Consideration Paid:	September 1, 2023
Note payable	$1,200,000
Common stock	400,000
$1,600,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$40,855
Customer relationships	1,559,145
Total assets acquired	$1,600,000

Net assets acquired	$1,600,000

13. SUBSEQUENT EVENTS

On October 13, 2023, the Company entered into a promissory note with an issue date of October 13, 2023 (the “October 13 Promissory Note”) with an accredited investor in exchange for $350,000. The maturity of the October 13 Promissory Note is May 13, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.85 per share. In conjunction with the October 13 Promissory Note, the Company also issued a five-year warrant to purchase 24,500 shares of Company common stock with an exercise price of $2.04.

On October 26, 2023, the Company entered into a securities purchase agreement with a former officer of the Company, pursuant to which the Company issued the investor a promissory note in principal amount of $200,000 (the “October 26 Promissory Note”) in exchange for $200,000. The maturity of the October 26 Promissory Note is December 31, 2023 and carries an interest rate of 12% per annum. In conjunction with the issuance of the October 26 Promissory Note, the Company also issued the investor a five-year warrant to purchase 14,000 shares of Company common stock with an exercise price of $2.15 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance.

On October 26, 2023, the Company entered into an additional securities purchase agreement with the same investor, pursuant to which the Company issued the investor a convertible promissory note in principal amount of $94,685.91 (the “Convertible Promissory Note”) in exchange for $94,685.91. The maturity of the Convertible Promissory Note is October 26, 2028 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.80 per share, which was the closing price of the Company’s common stock on the date of issuance. In conjunction with the Convertible Promissory Note, the Company also issued the investor 6,629 shares of Company common stock and a five-year warrant to purchase 6,629 shares of Company common stock with an exercise price of $2.15 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance.

On October 31, 2023, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible promissory note in principal amount of $500,000 (the “Additional Convertible Promissory Note”) in exchange for $500,000. The maturity of the Additional Convertible Promissory Note is October 31, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance.

In October 2023, the Company issued 291,259 shares of Common Stock valued at $600,000 to Arena as part of its commitment shares per its Purchase Agreement. In addition, the Company put 205,865 shares of Common Stock to Arena for cash proceeds of $315,709.

On October 19, 2023 the Company was notified by its equity holder party to the Satisfaction Guarantee that they had sold 115,559 shares of common stock related to $1,000,000 worth of its original debt for proceeds of $526,257 after fees and was notifying that Company of its obligation to make whole the $474,742 as per the terms of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” and under the heading entitled “Going Concern” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

About the Company

Company History

The Company is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

Software as a Service (SaaS) Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS) offering under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreVerify+, iCoreHuddle, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

iCoreRx – iCoreRx is a HIPAA compliant electronic prescription SaaS solution that integrates with popular practice management and electronic health record systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for Electronic Prescriptions for Controlled Substances (iCoreEPCS). It protects both the patient and provider by viewing the patient’s complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets.

iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP) history before prescribing controlled substances. This service provides one-click real-time access to the state databases without the need to manually enter data. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

iCoreVerify and iCoreVerify+ - iCoreVerify is a HIPAA compliant SaaS solution that automatically retrieves a patients insurance eligibility breakdown to verify their benefits seven (7) days in advance of their appointment and on-demand using iCoreConnect’s real time technology. Automation runs daily to verify insurance every patient on the schedule a full week in advance of their appointment date. The system returns results typically in less than one second for most responses. This substantially reduces the phone calls and labor hours for the practice. This tool integrates with most popular practice management systems. iCoreVerify+ adds a unique add-on service that augments iCoreConnect’s automation with a concierge service that turns around requests traditionally in less than 24 hours.  It includes all carriers including non-digital ones and is customized to the client’s specialty.

iCoreHuddle and iCoreHuddle+ – iCoreHuddle is a powerful HIPAA compliant SaaS solution to instantly reveal the revenue potential of each patient. This product is currently limited to dental practices. The service connects to most popular practice management and electronic health record systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and key performance indicators (“KPIs”). iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, unscheduled treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient. iCoreHuddle+ offers enhanced analytical tools for practices to optimize their revenue generation process and workflows.

iCoreCodeGenius – iCoreCodeGenius is a medical coding reference SaaS solution that provides the coding standards for the 10th revision of the International Classification of Diseases and Related Health Problems (ICD-10), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury and diseases.

iCoreExchange – iCoreExchange provides a secure, HIPAA compliant SaaS email solution using the direct protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users have the ability to build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as patient files with discrete data, which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management (PM) systems in a HIPAA compliant manner.

iCoreCloud - iCoreCloud offers customers the ability to backup their on-premise servers and computers to the cloud. iCoreCloud is a fully HIPAA compliant and automated backup solution. The data backed up is encrypted both in transit and while at rest. In case of full data loss, the mirrored data in the cloud can be seamlessly restored back to the practice on a new computer or a server. The data is stored encrypted in HIPAA compliant data centers with multiple layers of redundancy. The data centers are physically secure with restricted personnel and biometric access. The locations are also guarded by security 24 hours a day, 365 days a year.

iCorePay – iCorePay offers a seamless patient payment processing solutions for customers. iCorePay integrates into the practice workflow for payment and revenue cycle tracking.

iCoreSecure –We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure is a secure SaaS solution that solves privacy concerns in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

iCoreIT - The trend in IT Services companies for over a decade has been to move away from a “Break/Fix ‘‘ model to a “Managed Service Provider (MSP)” and “Managed Software as a Service (MSaaS)” model with recurring revenue.

Managed IT Services (MSP and MSaaS)

The MSP/MSaaS approach, by using preventative measures, keeps computers and networks up and running while data is accessible and safeguarded. Installation of critical patches and updates to virus protection are automated. Systems are monitored and backed up in real-time. They are fixed or upgraded before they cause a service disruption. A Unified Threat Management solution is deployed to protect against virus, malware, SPAM, phishing and ransomware attacks. Remote technical support is a click away. All support is delivered at a predictable monthly cost.

By leveraging managed services with our expertise in cloud computing, our customers can scale their business without extensive capital investment or disruption in services.

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 92% and 89% of our total revenue for the three months ended September 30, 2023 and 2022, respectively. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve.

Professional services and other revenue account for 8% and 11% of our total revenue for the three months ended September 30, 2023 and 2022, respectively. Professional services and other revenue include hardware, software, labor, and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

Financing

We are currently funding our business capital requirements through sales of our common stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised, and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the most critical accounting policies relate to revenue recognition, software development capitalization and amortization, income taxes, stock-based compensation, and long-lived assets and goodwill. See Note 2 to the condensed consolidated financial statements.

Executive Summary

Financial Results for the Nine Months Ended September 30, 2023

Our total revenue for the nine months ended September 30, 2023, decreased by 4% to $5.7MM  compared with $5.9MM during the same period in 2022. The Company continued to show the impact of a decrease in services revenues from the mild attrition it incurred in Q1 2023, while recurring revenues also decreased in the comparative period due to changes in legislation that pushed out several state eprescription mandates that went into effect in Q1 2022 resulting in attrition in the back half of 2022. The Company continues to see organic growth in its SaaS based products. The Company ended the quarter with approximately 33,000 subscriptions on our platform up from approximately 22,000 subscriptions in the prior year period.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 74% and 70% for the nine months ended September 30, 2023 and 2022, respectively. Gross Profit increased by $37,000 compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings for improved workflow, productivity, and efficiency gains. As we have expanded our product offerings, we are seeing greater traction for all our software products across the entire platform.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses and continues to do so. We currently have agreements with large State Associations, Dental Support Organizations (DSOs), Hospitals, and large insurance companies

•

Capital raise. In the first nine months of 2023, the company raised $540,000 from the sale of Common Old iCore Stock, $465,000 in sale of Preferred Stock  and $3,733,011 in gross proceeds in the form of secured notes, convertible notes and notes payable to fund operations and growth.

Results of Operations - Three and Nine Month Period Ended September 30, 2023 Compared to Three and Nine Month Period Ended September 30, 2022

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Three Month Period Ended September 30, 2023 Compared to the Three Month Period Ended September 30, 2022

	Three Months Ended
	September 30,	September 30,	%
	2023	2022	Incr/(Decr)
Revenue	$2,004,853	$1,888,768	6%
Cost of sales	517,875	517,660	0%
Gross profit	1,486,978	1,371,108

Expenses
Selling, general and administrative	3,589,655	2,151,651	67%
Depreciation and amortization	320,427	286,622	12%
Total operating expenses	3,910,082	2,438,273
Loss from operations	(2,423,104)	(1,067,165)

Other income (expense)
Interest expense	(478,437)	(216,523)	121%
Finance charges	(370,852)	(14,888)	2,391%
Change in fair value of forward purchase agreement	(419,407)	-	100%
Other income	-	(103,400)	100%
Total other expense, net	(1,268,696)	(334,811)	279%

Net loss	$(3,691,800)	$(1,401,976)	163%

Preferred dividend	(218,516)	-	100%

Net loss attributable to common stockholders	$(3,910,316)	$(1,401,976)	179%

Revenues. Net revenues increased to $2.0MM from $1.9MM for the three months ended September 30, 2023 and 2022, respectively. The increase in revenue was driven by the additional subscriptions sales in the Company’s core SaaS offerings coupled with the addition of sales related to its asset acquisition.

Cost of sales. Cost of sales for the three months ended September 30, 2023 and 2022 remained flat as the Company was able to keep costs static. The Company has been able to continue to add-on customers to both Subscription Software and Services and Professional Services and Other Revenues while being able to keep related support costs in check.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were $3.5MM and $2.2MM, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expenses to support the rate of growth as well as the additional costs related to the asset acquistion completed in the period. The Company also expensed remaining costs associated with the merger during the period in the amount of $826K.

Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended September 30, 2023 and 2022 were $0.3MM and $0.3MM, respectively.

Interest Expense. Interest expense for the three months ended September 30, 2023 and 2022 was $0.5MM and $0.2MM, respectively. The increase between periods was primarily due the Company taking on additional bridge debt for growth and operations during the first half of 2023.

Financing fee. Financing fee expenses for the three months ended September 30, 2023 and 2022 were $0.4MM and $0.01MM respectively. The increase between periods was primarily due to the Company taking on additional bridge debt for growth and operations during the first quarter of 2023 along with the full expense of remaining fees as part of its conversion of debt in conjunction with its merger.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement expenses for the three months ended September 30, 2023 and 2022 were $0.4MM and $nil, respectively. The expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Other income. Other income for the three months ended September 30, 2023 and 2022 were $nil and $0.1MM, respectively. Other income in 2022 consisted of settlements of outstanding litigation during the period.

Preferred dividend. Preferred dividend for the three months ended September 30, 2023 and 2022 were $0.2MM and $nil, respectively. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock.

Nine Month Period Ended September 30, 2023 Compared to Nine Month Period Ended September 30, 2022

	Nine Months Ended
	September 30,	September 30,	%
	2023	2022	Incr/(Decr)
Revenue	$5,701,372	$5,943,818	(4%)
Cost of sales	1,493,357	1,773,173	(16%)
Gross profit	4,208,015	4,170,645

Expenses
Selling, general and administrative	9,189,829	6,445,585	30%
Depreciation and amortization	900,936	1,000,722	(10%)
Total operating expenses	10,090,765	7,446,307
Loss from operations	(5,882,750)	(3,275,662)

Other income (expense)
Interest expense	(1,007,120)	(561,395)	79%
Finance charges	(792,930)	(400,888)	98%
Change in fair value of forward purchase agreement	(419,407)	-	100%
Other income (expense)	13,778	(193,393)	(107%)
Total other expense, net	(2,205,679)	(1,155,676)	91%

Net loss	$(8,088,429)	$(4,431,338)	83%

Preferred dividend	(218,516)	-	100%

Net loss attributable to common stockholders	$(8,306,945)	$(4,431,338)	87%

Revenues. Net revenues for the nine months ended September 30, 2023 decreased to $5.7MM compared to $5.9MM for nine months ended September 30, 2022.

Revenues from Subscription Software and Services decreased slightly to $5.1MM from $5.3MM, respectively, due to ePrescription mandates which took effect in Q1 2022 and were subsequently altered to not being required based on number of prescriptions written or delayed enforcement until sometime in 2023 resulting in cancellations in the mid half of 2022. The Company made the decision to allow some customers to exit their contracts early in order to assist in an orderly compliance of the new enforcement dates with the idea that the Company could gain the customer back in the latter half of 2023. Professional Services and Other revenues decreased slightly to $0.53MM from $0.59MM, respectively during the period.

Cost of sales. Cost of sales for the nine months ended September 30, 2023 and 2022 decreased to $1.5MM compared to $1.8MM respectively. The decrease between periods was due primarily to a decrease in labor costs and subscriptions related to Professional Services and Other revenues which incurred some attrition at the beginning of the year. The Company has been able to add on customers to both Subscription Software and Services and Professional Services and Other Revenues at a lower cost.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were $9.1MM and $6.4MM, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expenses to support a high rate of growth. The Company also expensed remaining costs associated with the merger in the amount of $826K.

Depreciation and amortization expenses. Depreciation and amortization expenses for the nine months ended September 30, 2023 and 2022 were $0.9MM and $1.0MM, respectively. The decrease between periods was primarily the result of lower capitalization of assets subject to depreciation in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Interest Expense. Interest expense for the nine months ended September 30, 2023, and 2022 were $1.0MM and $0.6MM, respectively. The increase between periods was primarily due the Company taking on additional bridge debt for growth and operations during the first quarter of 2023.

Financing fee. Financing fee expenses for the nine months ended September 30, 2023 and 2022 were $0.8MM and $0.4MM respectively. The increase in expenses are related to the issuance of convertible debt features in 2023 in comparison to 2022.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement expenses for the nine months ended September 20, 2023 and 2022 were $0.4MM and $nil, respectively. The expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Other income (expense). Other income (expense) consists of cost related to the payment of sales and use tax filings for prior periods as well as settlement of a prior periods accounts payable for Q2 2022 compared to income related to the sale of company assets in Q2 2023.

Preferred dividend. Preferred dividend for the nine months ended September 20, 2023 and 2022 were $0.2MM and $nil, respectively. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine-month period ended September 30, 2023 the Company generated an operating loss of $5,882,750. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $107,425,049, and $6,979,236, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations, although there is no assurance that it will be successful in raising any additional capital. The Company is reliant on future fundraising to finance operations in the near future. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

Management continues to develop strategic partnerships and has ramped up selling into the existing customer base as well as penetrate larger organizations with multiple customers while continuing to scope out additional areas of opportunity. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our equity and debt raises, revenues, cash collections from our clients, capital expenditures, and investments in research and development.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the nine-month periods ended September 30, 2023 and 2022 related to our operations:

	Nine Month Ended
	September 30,	September 30,
	2023	2022
Net cash used in operating activities	$(1,761,951)	$(1,675,691)
Net cash used in investing activities	(9,989,644)	(200,947)
Net cash provided by financing activities	12,012,831	1,967,674
Net change in cash	261,236	91,036
Cash and cash equivalents at beginning of the period	196,153	71,807
Cash and cash equivalents at end of the period	$457,389	$162,843

Operating Activities: Net cash used by operating activities of $1.8MM for nine-month period ended September 30, 2023 was $0.1MM more than the $1.7MM cash used by operations for the nine-month period ended September 30, 2022. The increase in cash utilized by operating activities compared to the nine-month period ended September 30, 2022 was primarily attributable to a larger net loss period on period driven by the incorporate of merger costs and stock based compensation expenses. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities was $10.0MM for the nine-month period ended September 30, 2023 compared to $0.2MM cash used by investing activities for the nine-month period ended September 30, 2022. The overall increase was mainly attributable to the Forward Purchase Agreement which accounted for $7.8MM along with $1.6MM in additions to acquired customers lists obtained in the asset acquisition completed during the period. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $12.0MM for the nine-month period ended September 30, 2023 was $10.0 more than the $2.0MM cash provided by financing activities for the nine-month period ended September 30, 2022. The Company netted $2.7MM between all debt transactions along with $18MM in proceeds retained from non-redemption and issuance of its Preferred Stock for the none-months ended September 30, 2023 versus $2.0MM for the same comparative period in 2022.

Credit Facilities

On September 12, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. on behalf of and for the account of Segregated Portfolio #8 – SPC #8 (“Arena”), pursuant to which Arena has committed to purchase up to $40 million (the “Commitment Amount”) of our common stock, par value $0.0001 per share (the “Common Stock”), at our direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement. Such sales of Common Stock, if any, will be subject to certain limitations, and may occur from time to time at the Company’s sole discretion over the approximately 36-month period commencing on the date of the Purchase Agreement subject to registration with the Securities and Exchange Commission. The Company may direct Arena to purchase amounts of our Common Stock under the Purchase Agreement that we specify from time to time in a written notice (an “Advance Notice”) delivered to Arena on any trading day up to the Commitment Amount. The maximum amount that we may specify in any one Advance Notice is equal to the following: (A) if the Advance Notice is received by 8:30 A.M. Eastern time, then the maximum amount that we may specify is equal to the lesser of (i) an amount equal to 40% of the average Daily Value Traded of the Common Stock of the ten trading days immediately preceding such Advance Notice, or (ii) $20.0 million; and (B) if the Advance Notice is received after 8:30 A.M. Eastern Time but prior to 10:30 A.M. Eastern Time, then the maximum amount that we may specify in an Advance Notice is equal to the lesser of: (i) an amount equal to 30% of the average Daily Value Traded of the Common Stock on the ten trading days immediately preceding such Advance Notice, or (ii) $15.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of our Common Stock on Nasdaq during regular trading hours, as reported by Bloomberg L.P., by the VWAP (as defined in the Purchase Agreement) for that trading day. Subject to the satisfaction of the conditions under the Purchase Agreement, we may deliver Advance Notices from time to time, provided that the Pricing Period for all prior advances has been completed. For these purposes, “Pricing Period” means one trading day, as notified by the Company to Arena in the applicable Advance Notice, commencing on the date of the Advance Notice. The purchase price of the shares of Common Stock will be equal to 97% of the simple average of the daily VWAP of the Common Stock during the Pricing Period.

Unless earlier terminated as provided in the Purchase Agreement, the Purchase Agreement will terminate automatically on the earliest to occur of: (i) the first day of the month next following the 36-month anniversary of the date of the Purchase Agreement; and (ii) the date on which Arena shall have purchased shares of Common Stock under the Purchase Agreement for an aggregate gross purchase price equal to Commitment Amount under the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty, upon five trading days’ prior written notice to Arena, provided that there are no outstanding Advance Notices the shares of Common Stock under which have not yet been issued. We and Arena may also terminate the Purchase Agreement at any time by mutual written consent.

As consideration for Arena’s irrevocable commitment to purchase Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we agreed to issue a total of 291,259 shares of Common Stock equaling $600,000 (the “Commitment Fee Shares”) based on a price per share equal to the simple average daily VWAP of the Common Stock during the ten trading days immediately preceding the date on which the SEC declares the Registration Statement effective.

As of September 30, 2023 the Company’s registration statement with the Securities and Exchange Commission had not yet been filed and therefore no amounts had been utilized of the purchase agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness related to the Company’s accounting for complex financial instruments and the material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. In addition, management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time, may be a party to various litigation, claims and disputes, arising in the ordinary course of business. While the ultimate impact of such actions cannot be predicted with certainty, we believe the outcome of these matters, except for that noted below, will not have a material adverse effect on our financial condition or results of operations.

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. The Company is evaluating the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

ITEM 1A. RISK FACTORS

As a result of the closing of the Business Combination on August 25, 2023, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 2, 2023 no longer apply. The risk factors relating to our business are as follows:

Risks Related to iCoreConnect’s Business

iCoreConnect’s business is difficult to evaluate because it has a limited operating history.

Because iCoreConnect has a limited operating and revenue generating history, it does not have significant historical financial information on which to base planned revenues and operating expenses. iCoreConnect expects to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including: merger and acquisition activity; its ability to achieve significant sales for its products and services; the cost of technology, software and other costs associated with the production and distribution of its products and services; the size and rate of growth of the market for Internet products and online content and services; the potential introduction by others of products that are competitive with its products; the unpredictable nature of online businesses and e-commerce in general; and the general economic conditions in the United States and worldwide.

Investors should evaluate iCoreConnect considering the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. iCoreConnect may never overcome these obstacles.

Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), iCoreConnect could face potential liability related to the privacy of health information it obtains.

Most health care providers, from which iCoreConnect may obtain patient information, are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although iCoreConnect is not directly regulated by HIPAA, it could face substantial criminal penalties if it knowingly receives individually identifiable health information from a health care provider that has not satisfied HIPAA’s disclosure standards. Further, iCoreConnect may face civil liability if its HIPAA compliant system fails to satisfy its disclosure standards. Claims that iCoreConnect has violated individuals’ privacy rights or breached its contractual obligations, even if they are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm iCoreConnect’s business.

iCoreConnect believes that it meets the HIPAA requirements currently in effect that are applicable to its internal operations and to its clients. However, if iCoreConnect is unable to deliver application solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then customers may move their businesses to application solution providers whose systems are, or will be, HIPAA compliant. As a result, iCoreConnect’s business could suffer.

If iCoreConnect’s security measures or those of its third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to a customer’s data, iCoreConnect’s data or its IT systems, its services may be perceived as not being secure, customers may curtail or stop using its services, and it may incur significant legal and financial exposure and liabilities.

iCoreConnect’s services involve the storage and transmission of its customers’ patient’s health and other sensitive data, including personally identifiable information. Security breaches could expose iCoreConnect to a risk of loss of this information, litigation and possible liability. While iCoreConnect has security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to iCoreConnect IT systems, customers’ data or its own data, including iCoreConnect’s intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to iCoreConnect’s customers’ data, data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, iCoreConnect may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, iCoreConnect’s customers may authorize third-party technology providers to access their customer data, and some of iCoreConnect’s customers may not have adequate security measures in place to protect their data that is stored on iCoreConnect’s services. Because iCoreConnect do not control its customers or third-party technology providers, or the processing of such data by third-party technology providers, it cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to its systems and supporting services. Any security breach could result in a loss of confidence in the security of iCoreConnect’s software, damage its reputation, negatively impact future sales, disrupt its business and lead to legal liability.

iCoreConnect’s ability to deliver its software is dependent on the development and maintenance of the infrastructure of the Internet by third parties.

The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority (IANA), now under the stewardship of ICANN.

Even though the Internet has never experienced an outage, some providers to portions of its infrastructure have experienced outages and other delays as a result of damages, denial of service attacks or related cyber incidents, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate Internets. These scenarios are not under iCoreConnect’s control and could reduce the availability of the Internet to iCoreConnect or its customers for delivery of its Internet-based services. Any resulting interruptions in iCoreConnect’s services or the ability of its customers to access its services could result in a loss of potential or existing customers and harm iCoreConnect’s business.

iCoreConnect’s business may not succeed if it is unable to keep pace with rapid technological changes.

iCoreConnect’s services and products are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new use, software and other product introductions. There can be no assurance that iCoreConnect can successfully identify new business opportunities or develop and bring new services or products to market in a timely and cost-effective manner, or those services, products or technologies developed by others will not render iCoreConnect’s services or products non-competitive or obsolete. In addition, there can be no assurance that iCoreConnect’s services, products or enhancements will achieve or sustain market acceptance or be able to address compatibility, interoperability or other issues raised by technological changes or new industry standards.

If iCoreConnect suffers system failures or overloading of computer systems, its business and prospects could be harmed. The success of iCoreConnect’s online offerings is highly dependent on the efficient and uninterrupted operation of its computer and communications hardware systems. Fire, floods, earthquakes, power fluctuations, telecommunications failures, hardware “crashes,” software failures caused by “bugs” or other causes, and similar events could damage or cause interruptions in iCoreConnect’s systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect iCoreConnect’s websites. If iCoreConnect’s systems, or the systems of any of the websites on which it advertises or with which it has material marketing agreements, are affected by any of these occurrences, iCoreConnect’s business, results of operations and financial condition could be materially and adversely affected.

The establishment of iCoreConnect brand is important to its future success.

Establishing and maintaining a brand name and recognition is critical for attracting and expanding iCoreConnect’s client base. The promotion and enhancement of iCoreConnect’s name depends on the effectiveness of its marketing and advertising efforts and on its success in continuing to provide high-quality services, neither of which can be assured. If iCoreConnect’s brand marketing efforts are unsuccessful, its business could fail.

iCoreConnect’s business could suffer if it is unable to protect its intellectual property rights or are liable for infringing the intellectual property rights of others.

iCoreConnect has certain trade secrets and other similar intellectual property which are significant to its success, and iCoreConnect relies upon related law, trade secret protection, and other confidentiality and license agreements with its employees, strategic partners, and others to protect its proprietary rights to the extent such protection is available and enforceable. Such protection has only limited effectiveness. The development of the Internet has also increased the ease with which third parties can distribute iCoreConnect’s copyrighted material without its authorization.

iCoreConnect may seek to pursue the registration of trademarks, trade dress and trade secrets in the United States and, based upon anticipated use, in certain other countries. iCoreConnect may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration. In addition, effective trademark and trade secret protection may not be available in every country in which iCoreConnect’s products are available. iCoreConnect expects that it may license, in the future, elements of its trademarks, trade dress and other similar proprietary rights to third parties. Further, iCoreConnect may be subject to claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and intellectual property rights of third parties by iCoreConnect and its licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against iCoreConnect. These claims, even if without merit, could require iCoreConnect to expend significant financial and managerial resources. Furthermore, if claims like this were successful, iCoreConnect might be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. iCoreConnect also may be required to obtain licenses from others to refine, develop, market and deliver new services. iCoreConnect may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable.

iCoreConnect’s success will be limited if it is unable to attract, retain and motivate highly skilled personnel.

iCoreConnect’s future success will depend on its ability to attract, retain and motivate highly skilled programming, management, sales and other key personnel. Competition for such personnel is intense in the Internet industry, and iCoreConnect may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In addition, iCoreConnect’s ability to generate revenues relates directly to its personnel in terms of both the numbers and expertise of the personnel it has available to work on projects. Moreover, competition for qualified employees may require iCoreConnect to increase its cash or equity compensation, which may have an adverse effect on earnings.

iCoreConnect is also dependent on the services of its executive officers and key consultants and independent agents. There can be no assurance, however, that it can obtain executives of comparable expertise and commitment in the event of death, or that its business would not suffer material adverse effects as the result of a death, disability or voluntary departure of any such executive officer. Further, the loss of the services of any one or more of iCoreConnect’s key employees or consultants could have a materially adverse effect on its business and its financial condition. In addition, iCoreConnect will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If iCoreConnect is unable to do so, its business, results of operations and financial condition could be materially adversely affected.

Any system failure or slowdown could significantly harm iCoreConnect’s reputation and damage its business.

System failures would harm iCoreConnect’s reputation and reduce its attractiveness to customers. In addition, the users of the services iCoreConnect maintain for its customers depend on Internet service providers, online service providers and other web site operators for access to its web sites. Some of these providers and operators have experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to iCoreConnect’s systems.

iCoreConnect competes in a highly competitive market and many of its competitors have greater financial resources and established relationships with major corporate customers.

iCoreConnect’s future profitability depends on its ability to compete successfully by continuing to differentiate its products and services from the products and services of its competitors. If one or more of iCoreConnect’s competitors begins to offer integrated, Internet Based, HIPAA Compliant healthcare information collaboration solutions, there may be a material adverse effect on iCoreConnect business, financial condition or operating results. iCoreConnect believes that its ability to compete successfully depends on a number of factors, including: its ability to produce products that are superior in quality to that of its competitors and get those products and services to market quickly; its ability to deliver its products and services at a price that remains competitive with that of its competitors; its ability to respond promptly and effectively to the challenges of technological change, evolving standards, and its competitors’ innovations; the scope of its products and services and the rate at which it and its competitors introduce them; customer service and satisfaction; and industry and general economic trends.

Regulatory developments in the future related to the Internet could create a legal uncertainty; such developments could materially harm iCoreConnect’s business.

iCoreConnect is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to the access of or commerce on the Internet. However, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, e-mail marketing and quality of products and services. Such laws and regulations could dampen the growth and use of the Internet generally and decrease the acceptance of the Internet as a communication and commercial medium and could thereby have a material adverse effect on iCoreConnect’s business, results of operations and financial condition.

iCoreConnect is vulnerable to changes in general economic conditions.

iCoreConnect is affected by certain economic factors that are beyond its control, including changes in the overall economic environment and systemic events such as the Covid-19 Pandemic which impact its operations as well as its customers.

Legal proceedings could lead to unexpected losses.

From time to time during the normal course of carrying on iCoreConnect’s business, it may be a party to various legal proceedings through private actions, class actions, administrative proceedings, regulatory actions or other litigations or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In the event that management determines that the likelihood of an adverse judgment in a pending litigation is probable and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

iCoreConnect has identified material weaknesses in internal control over financial reporting.

iCoreConnect is required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact its public disclosures regarding its business, financial condition or results of operations. Any failure of these controls could also prevent iCoreConnect from maintaining accurate accounting records and discovering accounting errors and financial fraud.

For the quarter ended June 30, 2023, iCoreConnect’s principal executive officer and principal financial and accounting officer concluded that its disclosure controls and procedures were not effective due to a material weakness related to its accounting for complex financial instruments and related to its inability to adequately segregate responsibilities over the financial reporting process. Management has further identified deficiencies within its corporate governance practices, as iCoreConnect did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. In addition, in the future management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in iCoreConnect’s internal control over financial reporting or disclosure of management’s assessment of its internal controls over financial reporting may have an adverse impact on the price of its common stock.

iCoreConnect may engage in merger and acquisition activity from time to time and may not achieve the contemplated benefits from such activity.

iCoreConnect has engaged in recent merger and acquisition activity. Achieving the contemplated benefits from such activity may be subject to a number of significant challenges and uncertainties, including integration issues, coordination between geographically separate organizations, and competitive factors in the marketplace. iCoreConnect could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Any of these circumstances could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If iCoreConnect is unable to achieve its objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on its business, financial condition and results of operations, or cash flows. Any of these risks could harm iCoreConnect’s business. In addition, to facilitate these acquisitions or investments, iCoreConnect may seek additional equity or debt financing, which may not be available on terms favorable to iCoreConnect or at all, which may affect its ability to complete subsequent acquisitions or investments, and which may affect the risks of owning its common stock.

A system failure or breach of system or network security could delay or interrupt services to iCoreConnect’s customers or subject iCoreConnect to significant liability.

iCoreConnect has implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. However, there can be no assurances that any of these efforts will be adequate to prevent a system failure, accident or security breach, any of which could result in a material disruption to iCoreConnect’s business. In addition, substantial costs may be incurred to remedy the damages caused by any such disruptions.

iCoreConnect’s software may not operate properly, which could damage its reputation, give rise to claims against iCoreConnect, or divert application of iCoreConnect’s resources from other purposes, any of which could harm its business and operating results.

Software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. iCoreConnect may encounter technical obstacles, and it is possible that it discovers additional problems that prevent its applications from operating properly. If iCoreConnect’s systems do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against iCoreConnect or attempt to cancel their contracts with iCoreConnect. This could damage iCoreConnect’s reputation and impair its ability to attract or retain clients.

Information services as complex as those iCoreConnect offer have in the past contained, and may in the future develop or contain, undetected defects, vulnerabilities, or errors. iCoreConnect cannot assure that material performance problems or defects in its services will not arise in the future. Errors may result from sources beyond iCoreConnect’s control, including the receipt, entry, or interpretation of patient information; interface of iCoreConnect’s services with legacy systems that it did not develop; or errors in data provided by third parties. It is challenging for iCoreConnect to test its software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that its clients may deploy or rely upon. Therefore, despite testing, defects or errors may arise in iCoreConnect’s existing or new software or service processes following introduction to the market.

In light of this, defects, vulnerabilities, and errors and any failure by iCoreConnect to identify and address them could result in loss of revenue or market share; liability to clients, their patients, or others; failure to achieve market acceptance or expansion; diversion of development and management resources; delays in the introduction of new services; injury to iCoreConnect’s reputation; and increased service and maintenance costs. Defects, vulnerabilities, or errors in iCoreConnect’s software and service processes might discourage existing or potential clients from purchasing services from iCoreConnect. Correction of defects, vulnerabilities, or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects, vulnerabilities, or errors or in responding to resulting claims or liability may be substantial and could adversely affect iCoreConnect’s operating results.

If iCoreConnect’s services fail to provide accurate and timely information, or if its content or any other element of any of its services is associated with faulty clinical decisions or treatment, iCoreConnect could have liability to clients, clinicians, or patients, which could adversely affect its results of operations.

Some of iCoreConnect’s software, content, and services are used to support clinical decision-making by providers and deliver information about patient medical histories, treatment plans, medical conditions, and the use of particular medications. If iCoreConnect’s software, content, or services fail to provide accurate and timely information or it is associated with faulty clinical decisions or treatment, then clients, clinicians, or their patients could assert claims against it that could result in substantial costs to iCoreConnect, harm its reputation in the industry, and cause demand for its services to decline.

iCoreConnect’s iCoreRx service provide healthcare professionals with access to clinical information, including information regarding particular medical conditions and the use of particular medications. If iCoreConnect’s content, or content it obtains from third parties, contains inaccuracies, or it introduce inaccuracies in the process of implementing third-party content, it is possible that patients, physicians, consumers, the providers of the third-party content, or others may sue iCoreConnect if they are harmed as a result of such inaccuracies. iCoreConnect cannot assure that its quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content.

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to iCoreConnect, divert management’s attention from operations, damage its reputation, and decrease market acceptance of its services. iCoreConnect attempts to limit by contract its liability for damages and requires that its clients assume responsibility for medical care. Despite these precautions, the allocations of responsibility and limitations of liability set forth in iCoreConnect’s contracts may not be enforceable, be binding upon patients, or otherwise protect it from liability for damages. Furthermore, general liability and errors and omissions insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against iCoreConnect. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed iCoreConnect’s available insurance coverage. If any of these risks occur, they could materially adversely affect iCoreConnect’s business, financial condition, or results of operations.

Because iCoreConnect generally recognizes revenues from its subscription service over the subscription term, a decrease in new subscriptions or renewals during a reporting period may not be immediately reflected in its operating results for that period.

iCoreConnect generally recognizes revenues from customers ratably over the terms of their subscriptions. Net new annual contract value from new subscriptions, expanded contracts and contract renewals entered into during a period can generally be expected to generate revenues for the duration of the subscription term. As a result, a small portion of the revenues iCoreConnect reports in each period are derived from the recognition of deferred revenues relating to subscriptions entered into during previous periods. Consequently, a decrease in new or renewed subscriptions in any single reporting period will have a limited impact on iCoreConnect’s revenues for that period. In addition, iCoreConnect’s ability to adjust its cost structure in the event of a decrease in new or renewed subscriptions may be limited.

Further, a decline in new subscriptions, expanded contracts or renewals in a given period may not be fully reflected in iCoreConnect’s revenues for that period, but they will negatively affect its revenues in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of iCoreConnect’s services, and changes in its rate of renewals, may not be fully reflected in its results of operations until future periods. iCoreConnect’s subscription model also makes it difficult for it to rapidly increase its revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term. Additionally, due to the complexity of certain customer contracts, the actual revenue recognition treatment required under Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers (“Topic 606”)” depends on contract-specific terms and may result in greater variability in revenues from period to period. In addition, a decrease in new subscriptions, expansion contracts or renewals in a reporting period may not have an immediate impact on billings for that period due to factors that may offset the decrease, such as an increase in billings duration, the dollar value of contracts with future start dates, or the dollar value of collections in the current period related to contracts with future start dates.

The COVID-19 pandemic could continue to materially adversely affect iCoreConnect’s business, financial condition, results of operations, cash flows and day-to-day operations.

The outbreak of COVID-19 has had an adverse impact on iCoreConnect’s operations and financial condition. The response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses. Given that the COVID-19 pandemic and its disruptions are of an unknown duration, they could have an adverse effect on iCoreConnect’s liquidity and profitability.

The ultimate magnitude of COVID-19, including the extent of its impact on iCoreConnect’s financial and operational results, which could be material, will depend on the length of time that the pandemic continues, its effect on the demand for iCoreConnect’s products and its supply chain, the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. iCoreConnect cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on its business, financial condition, results of operations and cash flows.

Risks Related to Being a Public Company

The price of our Common Stock may be volatile.

The price of our common stock has been and is likely to continue to be volatile. Since our common stock began trading as iCoreConnect on August 28, 2023, our common stock has traded from a low price of $0.91 to a high price of $20.70. The market price for our common stock may be influenced by many factors, including the other risks described herein. In addition, the stock markets in general, and the markets for SPAC post-business combination businesses in particular, have experienced extreme volatility, including since the Closing. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

We may incur significant costs from class action litigation due to the expected stock volatility.

The price of our common stock may fluctuate for many reasons, including as a result of public announcements regarding the progress of our business. This risk is especially relevant to us because recently there has been significant stock price volatility involving the shares of companies that have recently completed a business combination with a SPAC. When the market price of a stock has been volatile as our common stock, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Additionally, there has recently been a general increase in litigation against companies that have recently completed a business combination with a SPAC alleging fraud and other claims based on inaccurate or misleading disclosures. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. Any such lawsuit could also divert the time and attention of management.

Any failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as failing to satisfy any applicable corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Capital Market may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq Capital Market minimum bid price requirement or prevent future non-compliance with the Nasdaq Capital Market’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, the Nasdaq Capital Market for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on the Nasdaq Capital Market or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We are an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors, which may make it more difficult to compare our performance with other public companies.

We are an emerging growth company as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. To the extent we continue to take advantage of any of these exemptions, the information that we provide stockholders may be different than what is available with respect to other public companies. Investors may find our common stock less attractive because we will continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for the common stock, and the stock price may be more volatile.

An emerging growth company may elect to delay the adoption of new or revised accounting standards. Because we have made this election, Section 102(b)(2) of the JOBS Act allows us to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, our financial statements contained herein and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.

We are also a “smaller reporting company” as such term is defined in the Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements. Investors could find our common stock less attractive because it may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price may be more volatile.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

We currently expect that securities research analysts will establish and publish their own periodic financial projections for our business. These projections may vary widely and may not accurately predict our results. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrade our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the trading price and volume for our common stock could be adversely affected.

Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of the common stock held by our stockholders. These provisions include the ability of the Board to designate the terms of and issue new series of preference shares, supermajority voting requirements to amend certain provisions of our certificate of incorporation, and a prohibition on stockholder actions by written consent, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of the common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees or increase our stockholders’ costs in bringing such a claim.

Our certificate of incorporation provides that, unless we consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to the Company or its stockholders; (iii) any action asserting a claim against the Company or any director, officer or employee arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (iv) any action asserting a claim against the Company or any director, officer or employee of the Company governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to (A) the personal jurisdiction of the state and federal courts within Delaware and (B) service of process on such stockholder’s counsel. The provision described in the immediately preceding sentence will not apply to (i) suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder, for which the federal courts will be the exclusive forum. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock will be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees and may result in increased litigation costs for our stockholders. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and the Board.

Subsequent to the Closing, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Prior to the Business Combination, although FGMC conducted due diligence on old iCore, we cannot assure you that this diligence revealed all material issues that may be present in our operating business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with FGMC’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we may incur charges of this nature could contribute to negative market perceptions about our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all. Accordingly, stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline after the Closing.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. Any of the factors listed herein could have a material adverse effect on your investment, and our common stock may trade at a price significantly below the price you paid for it. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of our common stock after the Closing, irrespective of our operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies, notably in the biopharmaceutical industry, which investors perceive to be similar to us, could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price for our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The holders of the shares of common stock that we have registered may be willing to sell their shares at a price lower than the public market price.

Certain stockholders purchased shares privately at prices well below the current market price, and they may have an incentive to sell shares of their common stock because they could profit despite the market price of common stock falling below $10.00 per share. While these stockholders may, on average, experience a positive rate of return based on the current market price, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the current market price.

Sales of shares of the common stock we recently registered may have negative pressure on the public trading price of the common stock.

Subject to any obligations under any lock up provisions, the selling stockholders included in our recently filed registration statement will determine the timing, pricing and rate at which they sell the shares being registered for resale into the public market. Significant sales of shares of common stock may have negative pressure on the public trading price of the common stock. Assuming all of the Warrants were exercised and the Series A Preferred Stock was converted, the selling stockholders would own 11,122,313 shares of common stock, representing approximately 51% of the total outstanding common stock. Also, even though the current trading price is significantly below the Company’s initial public offering price, based on the current closing price of the common stock, certain private investors may have an incentive to sell their shares, because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors.

Risks Related to our Purchase Agreement with Arena

It is not possible to predict the actual number of shares of we will sell under the Purchase Agreement to Arena, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Purchase Agreement.

On September 12, 2023, we entered into the Purchase Agreement with Arena, pursuant to which Arena has committed to purchase up to the $40.0 million Commitment Amount of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Arena at our discretion from time to time beginning on the Commencement Date and during the term of the Purchase Agreement.

We generally have the right to control the timing and amount of any sales of shares of our common stock to Arena under the Purchase Agreement. Sales of our common stock, if any, to Arena under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Arena all, some or none of the shares of our common stock that may be available for us to sell to our common stock pursuant to the Purchase Agreement. Depending on market liquidity at the time, resales of those shares by our common stock may cause the public trading price of our common stock to decrease.

Because the purchase price per share to be paid by Arena for the shares of our common stock that we may elect to sell under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock during the applicable Pricing Period for each sale made pursuant to the Purchase Agreement, if any, it is not possible for us to predict, as of the date hereof and prior to any such sales, the number of shares of our common stock that we will sell to Arena under the Purchase Agreement, the purchase price per share that Arena will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Arena under the Purchase Agreement, if any.

Moreover, although the Purchase Agreement provides that we may, in our discretion, from time to time beginning on the Commencement Date and during the term of the Purchase Agreement, direct Arena to purchase shares of our common stock from us in one or more purchases under the Purchase Agreement, up to the Commitment Amount, only 1,600,000 shares of our common stock have been registered for resale. Additionally, because the price per share on which the Commitment Fee Shares is based will fluctuate based on market prices of our common stock during the applicable time periods during which the VWAP for such issuable shares is calculated, it is not possible for us to predict the number of Commitment Fee Shares issuable to Arena pursuant to the Purchase Agreement. Accordingly, the number of shares of our common stock we may elect, in our sole discretion, to issue and sell to Arena, from time to time from and after the Commencement Date under the Purchase Agreement cannot be determined at this time. Even assuming all 1,600,000 shares of our common stock offered for resale by Arena were sold by us to Arena for a per share price of $5.83 (which represents the closing price of our common stock on Nasdaq on September 13, 2023, the trading day immediately preceding the date of the Purchase Agreement), less a 3.0% discount (the same fixed percentage discount that will be used to calculate the applicable per share purchase price for shares of our common stock that we may elect to sell to Arena under the Purchase Agreement), we would only receive aggregate gross proceeds of approximately $9.3 million, which is substantially less than the $40.0 million Commitment Amount available to us under the Purchase Agreement. Therefore, because the market prices of our common stock may fluctuate from time to time and, as a result, the actual purchase prices to be paid by Arena for shares of our common stock that we direct it to purchase under the Purchase Agreement, if any, also may fluctuate because they will be based on such fluctuating market prices of our common stock, it is possible that we may need to issue and sell more than the number of shares registered for resale to Arena under the Purchase Agreement in order to receive aggregate gross proceeds equal to the $40.0 million Commitment Amount under the Purchase Agreement.

If it becomes necessary for us to issue and sell to Arena under the Purchase Agreement more shares of our common stock than have been registered for resale in order to receive aggregate gross proceeds equal to $40.0 million from sales of our common stock to Arena under the Purchase Agreement, we must first file with the SEC one or more additional registration statements to register under the Securities Act the resale by Arena of any such additional shares of our common stock we wish to sell to Arena from time to time under the Purchase Agreement, and the SEC must declare such additional registration statements effective before we may elect to sell any additional shares of our common stock to Arena under the Purchase Agreement. In addition, under the applicable rules of Nasdaq and pursuant to the terms of the Purchase Agreement, we will not sell to Arena shares of our common stock in excess of the Exchange Cap of 1,600,000 shares, which is 19.99% of our common stock as of the date of the Purchase Agreement, unless (i) we obtain stockholder approval to issue shares of our common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock under the Purchase Agreement (including the Commitment Fee Shares) equals or exceeds $5.39 per share (which represents the lower of (i) the closing price of our common stock on Nasdaq (as reflected on Nasdaq.com) immediately preceding the signing of the Purchase Agreement or (ii) the average closing price of our common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Purchase Agreement). The number of shares of our common stock ultimately offered for resale by Arena is dependent upon the number of shares of our common stock, if any, we ultimately sell to Arena under the Purchase Agreement.

Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of our common stock in addition to the shares of our common stock already registered for resale could cause additional substantial dilution to our stockholders.

Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

The sale and issuance of our common stock to Arena will cause dilution to our existing stockholders, and the sale of the shares of our common stock acquired by Arena, or the perception that such sales may occur, could cause the price of our common stock to fall.

The purchase price for the shares that we may sell to our common stock under the Purchase Agreement will fluctuate based on the price of the shares of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. If and when we do sell shares to Arena, after Arena has acquired the shares, Arena may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to Arena by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Arena, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Purchase Agreement and subject to market demand, we will have discretion to vary the timing, prices, and numbers of shares sold to Arena. If and when we do elect to sell shares of our common stock to Arena pursuant to the Purchase Agreement, after Arena has acquired such shares, Arena may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Arena in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Arena in this offering as a result of future sales made by us to Arena at prices lower than the prices such investors paid for their shares in this offering. In addition, if we sell a substantial number of shares to Arena under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Arena may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Arena will pay less than the then-prevailing market price for our common stock, which could cause the price of our common stock to decline.

The purchase price of our common stock sold to Arena under the Purchase Agreement is derived from the market price of our common stock on Nasdaq. Shares to be sold to Arena pursuant to the Purchase Agreement will be purchased at a discounted price. We may effect sales at price equal to 97% of the simple average of the daily VWAP of the our common stock during the Pricing Period. As a result of this pricing structure, Arena may sell the shares it receives immediately after receipt of the shares, which could cause the price of our common stock to decrease.

Our management team will have broad discretion over the use of the net proceeds from our sale of shares of our common stock to Arena, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion as to the use of the net proceeds from our sale of shares of our common stock to Arena, if any, and we could use such proceeds for purposes other than those contemplated at the time of commencement of this offering. Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the nine months ended are as follows: 46,500 shares of  Preferred Stock in September 2023. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of iCoreConnect Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed August 31, 2023)
3.2	Amended and Restated Bylaws of iCoreConnect Inc. (incorporated by reference to exhibit 3.2 of the Form 8-K filed August 31, 2023)
10.1	Amended and Restated Registration Rights Agreement among FG Merger Corp., and others, dated August 25, 2023 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 31, 2023)
10.2 ¥	iCoreConnect 2023 Stock Plan (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 31, 2023)
10.3 ¥	Employment Agreement between iCoreConnect, Inc. and Robert McDermott (incorporated by reference to exhibit 10.4 of the Form 8-K filed August 31, 2023)
10.4 ¥	Employment Agreement between iCoreConnect, Inc. and Archit Shah (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 31, 2023)
10.5 ¥	Employment Agreement between iCoreConnect, Inc. and David Fidanza (incorporated by reference to exhibit 10.4 of the Form 8-K filed August 31, 2023)
10.6 ¥	Employment Agreement between iCoreConnect, Inc. and Murali Chakravarthi (incorporated by reference to exhibit 10.4 of the Form 8-K filed August 31, 2023)
10.7	Prepaid Forward Purchase Agreement, dated August 14, 2023 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 14, 2023)
10.8

Purchase Agreement, dated September 12, 2023, between iCoreConnect, Inc. and Arena Business Solutions Global SPC II, Ltd. (incorporated by reference to exhibit 10.1 of the Form 8-K filed September 14, 2023)

10.9 **	Asset Purchase Agreement dated September 1, 2023 between iCoreConnect, Inc. and Preferred Dental Development, LLC. (incorporated by reference to exhibit 2.1 of the Form 8-K filed September 14, 2023)
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

* Filed herewith.

** Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

+ The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

¥ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCoreConnect, Inc. (Registrant)

Date: November 20, 2023	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

