Form 10-K
period 2023-12-31
iCoreConnect Inc.
filed 2024-04-19
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2023

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 001-41309

iCoreConnect Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2462502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

529 E Crown Point Road, Suite 250 Ocoee, FL 34761

(Address of principal executive offices) (Zip Code)

(888) 810-7706

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ICCT	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of FG Merger Corp. (“FG”), our predecessor, on June 30, 2023, based on the closing price of $10.53 for shares of FG’s common stock, was approximately $85.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 18, 2024: 10,150,753

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled “Item 1A. Risk Factors” and under the heading “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. We undertake no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in Item 1A of this document as well as in other documents we file from time to time with the SEC for an understanding of the variables that can affect our business and results of operations.

PART I

Item 1. Business.

Overview

Company History

iCoreConnect Inc., (the “Company”), a Delaware Corporation, is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

Business Combination

On January 5, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, iCoreConnect, Inc.., a Nevada corporation (“Old iCore”), and FG Merger Sub Inc., a Nevada corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provided that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Old iCore (the “Merger”), with Old iCore surviving as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its name from FG Merger Corp. to “iCoreConnect Inc.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.” On August 25, 2023, Old iCore and FGMC consummated the Business Combination, with Old iCore surviving as a wholly owned subsidiary of FGMC.

Software as a Service (SaaS) Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS) offerings under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreVerify+, iCoreHuddle, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, iCoreClaims and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

iCoreRx - iCoreRx is a HIPAA compliant electronic prescription SaaS solution that integrates with popular practice management and electronic health record systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for Electronic Prescriptions for Controlled Substances (iCoreEPCS). Additional functionality to iCoreRx to extend your electronic prescribing capabilities to include controlled substances as defined by the DEA schedule.  iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP) history before prescribing controlled substances. This service provides one-click real-time access to the state databases without the need to manually enter data. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

iCoreVerify and iCoreVerify+ - iCoreVerify is a HIPAA compliant SaaS solution that automatically retrieves a patients insurance eligibility breakdown to verify their benefits seven (7) days in advance of their appointment and on-demand using iCoreConnect’s real time technology. Automation runs daily to verify insurance for every patient on the schedule a full week in advance of their appointment date. The system returns results typically in less than one second for most responses. This substantially reduces the phone calls and labor hours for the practice. This tool integrates with most popular practice management systems. iCoreVerify+ adds a unique add-on service that augments iCoreConnect’s automation with a concierge service that turns around requests traditionally in less than 24 hours.  It includes all carriers including non-digital ones and is customized to the client's specialty.

iCoreClaims - iCoreClaims is responsible for processing and managing claims submitted by policyholders or dental care providers and typically involves:  (a) Claim Submission: Dental care providers (such as dentists or orthodontists) submit claims to the insurance company on behalf of patients after providing dental services. The claim includes details such as the type of treatment provided, codes for procedures performed, patient information, and provider details; (b) Verification and Eligibility: iCoreClaims service verifies the patient's eligibility for coverage based on the terms of their insurance policy. This involves checking if the patient's policy covers the specific dental treatment or procedure being claimed; (c) Adjudication: Once the claim is submitted and eligibility is confirmed, iCoreClaims processes the claim by reviewing it against the terms of the policy. This includes checking for any exclusions or limitations on coverage, ensuring the services rendered are medically necessary, and determining the applicable co-pays, deductibles, and coverage limits; (d) Communication: Throughout the claims process, iCoreClaims communicates with both the dental care provider and the policyholder to resolve any issues, provide explanations of benefits (EOBs), and answer any questions related to the claim; (e) Record Keeping: iCoreClaims maintains records of all claims processed, payments made, and communications related to each claim for auditing, reporting, and customer service purposes; (f) iCoreClaims service plays a crucial role in facilitating the reimbursement process for dental care services covered under insurance policies, ensuring that policyholders receive the benefits they are entitled to and that dental care providers are appropriately compensated for their services; (g) From a technology standpoint, the use of cloud software for documentation and U.S.-based billing specialists highlights iCoreConnect's strategy to combine advanced software with expert human intervention. This hybrid approach can be particularly appealing to healthcare providers who are seeking technological solutions without completely forgoing the human touch that is often necessary for complex billing and coding scenarios.

iCoreHuddle and iCoreHuddle+ - iCoreHuddle is a powerful HIPAA compliant SaaS solution to instantly reveal the revenue potential of each patient. This product is currently limited to dental practices. The service connects to most popular practice management and electronic health record systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and key performance indicators (“KPIs”). iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, unscheduled treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient. iCoreHuddle+ offers enhanced analytical tools for practices to optimize their revenue generation process and workflows.

iCoreCodeGenius - iCoreCodeGenius is a medical coding reference SaaS solution that provides the coding standards for the 10th revision of the International Classification of Diseases and Related Health Problems (ICD-10), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury and diseases.

iCoreCodeGenius includes a full ICD-10 code lookup and guidance, automatic prompting of comorbidities and Hierarchical Condition Category’s (HCC) to aid in obtaining the appropriate reimbursement with a high degree of accuracy, and the ability to reduce or eliminate queries and denials.

iCoreExchange - iCoreExchange provides a secure, HIPAA compliant SaaS email solution using the direct protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users have the ability to build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as patient files with discrete data, which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management (PM) systems in a HIPAA compliant manner.

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

iCorePay - iCorePay offers a seamless patient payment processing and billing solution for customers. iCorePay integrates into the practice workflow for payment and revenue cycle tracking. Unlike traditional healthcare billing methods, iCorePay speeds up the payment process by connecting with your patients on the platforms and with the digital payment methods they’re already using. Create custom messaging for valuable patient touchpoints. Deliver flexible payment plans and payment reminders on your own schedule, with your own branding, with patient savings for same day or pre-appointment payments.

iCoreSecure -We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure is a secure SaaS solution that solves privacy concerns in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

iCoreIT - The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” and “Managed Software as a Service (MSaaS)” model with recurring revenue.

Managed IT Services (MSP and MSaaS)

The MSP/MSaaS approach, by using preventative measures, keeps computers and networks up and running while data is accessible and safeguarded. Installation of critical patches and updates to virus protection are automated. Systems are monitored and backed up in real-time. They are fixed or upgraded before they cause a service disruption. A Unified Threat Management solution is deployed to protect against viruses, malware, SPAM, phishing and ransomware attacks. Remote technical support is a click away. All support is delivered at a predictable monthly cost.

By leveraging managed services with our expertise in cloud computing, our customers can scale their business without extensive capital investment or disruption in services.

The Company believes it is well positioned to address the growing need for managed services:

•	Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption;
•	Managed service providers that can support the migration to cloud computing are in high demand;
•	The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people;
•	Our management team has decades of experience operating successful IT companies; and the MSP revenue model matches our SaaS and MSaaS MRR (monthly recurring revenue) models.

Competition - The Company experiences competition from a variety of sources with respect to virtually all of its products and services. The Company knows of no single entity that competes with it across the full range of its products and services; however, each of the lines of business in which the Company is engaged is highly competitive. Competition in the markets served is based on several considerations, which may include price, technology, applications, experience, know-how, reputation, service, and distribution. While we believe we offer a unique combination of products and services, a few competitors offer one or more similar products and services in one or more of our niche markets.

Competitive Strengths

The key advantages of our products and services include:

1. Secure, private, scalable, and reliable.

Our services have been designed to provide our customers with privacy and high levels of performance, reliability, and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmission over the Internet, which we monitor and test on a regular basis. We have designed, built, and continue to maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously.

2. Rapid deployment and lower total cost of ownership.

Our services can be deployed rapidly since our customers do not have to spend time procuring, installing, or maintaining the servers, storage, networking equipment, security products or other hardware and software. We enable customers to achieve up-front savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they generally pay for the service on a per subscriber basis for the term of the subscription contract.

3. High levels of user adoption.

We have designed our products and services to be intuitive and easy to use. Our products and services contain many tools and features recognizable to users of popular consumer web services, so users have a more familiar user experience than typical EHR applications. As a result, our users can often use and gain benefit from our solutions with minimal training. We have also designed our products and services to be used on popular mobile devices, making it possible for people to conduct business from their smartphones or tablets.

Competitive Strategy

Key elements of our strategy include:

1. Extending existing service offerings. We continue to innovate based on customer feedback and have designed our solutions to easily accommodate new features and functionality, especially in underserved areas of compliance and improved workflow/profitability for dental and physician practices. We continually look to improve our products and services by adding new features, functions and increased security through our own development, acquisitions, and partnerships.

2. Expanding existing customer relationships. We see significant opportunities to deepen our relationships with our existing customers. As our customers realize the benefits of our products and services, we aim to provide additional value-added products and services.

3. Expanding into new horizontal markets. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, claims coding, billing processing, and electronic prescribing. We drive innovation both organically and through acquisitions.

4. Extending go to market capabilities. We believe that our offerings provide significant value for businesses of any size. We continue to pursue businesses of all sizes and industries through our direct sales force and partnerships. In the past several years we have competed and won over 100 major healthcare association endorsements in 33 states. We plan to increase the number of direct sales professionals we employ and intend to develop additional distribution channels for our products and services.

In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies, and intellectual property rights.

Customers

We had no significant customers (greater than 10% of total revenue) for the years ended December 31, 2023 and 2022, respectively. Customer concentration is not significant as the Company has a large number of individual customers. In addition, concentration is reduced by the number of new customers generated through the acquisitions we completed during 2023, as well as through organic growth in both the number of customers and number of services being purchased by new and existing customers. We had accounts receivable concentration with one customer representing 25% of total accounts receivables outstanding as of December 31, 2023 and one customer that represented 31% of accounts receivable outstanding as of December 31, 2022.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we currently rely on a combination of trade secrets, including know-how, employee and third-party nondisclosure agreements, and other contractual rights to establish and protect our proprietary rights in our technology. We do not currently  own any patents or trademarks.

Government Regulations

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to the access of or commerce on the Internet. However, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, e-mail marketing and quality of products and services. Such laws and regulations could dampen the growth and use of the Internet generally and decrease the acceptance of the Internet as a communication and commercial medium and could thereby have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

As of December 31, 2023 the Company had 70 employees of which 67 were full-time employees.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports are filed with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at https://www.icoreconnect.com/sec-filings when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as all other information contained in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

Our business is difficult to evaluate because we have a limited operating history.

Because we have a limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses. Revenues for the years ended December 31, 2023 and December 31, 2022, were $8,151,587 and $7,987,902, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including: merger and acquisition activity; our ability to achieve significant sales for our products and services; the cost of technology, software and other costs associated with the production and distribution of our products and services; the size and rate of growth of the market for Internet products and online content and services; the potential introduction by others of products that are competitive with our products; the unpredictable nature of online businesses and e-commerce in general; and the general economic conditions in the United States and worldwide.

Investors should evaluate us considering the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we could face potential liability related to the privacy of health information we obtain.

Most health care providers, from which we may obtain patient information, are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly regulated by HIPAA, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s disclosure standards. Further, we may face civil liability if our HIPAA compliant system fails to satisfy its disclosure standards. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

We believe that we meet the HIPAA requirements currently in effect that are applicable to our internal operations and our clients. However, if we are unable to deliver application solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then customers may move their businesses to application solution providers whose systems are, or will be, HIPAA compliant. As a result, our business could suffer.

If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.

Our services involve the storage and transmission of our customers’ patient’s health and other sensitive data, including personally identifiable information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our systems and supporting services. Any security breach could result in a loss of confidence in the security of our software, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

Our ability to deliver our software is dependent on the development and maintenance of the infrastructure of the Internet by third parties.

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

Even though the Internet has never experienced an outage, some providers to portions of its infrastructure have experienced outages and other delays as a result of damages, denial of service attacks or related cyber incidents, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate Internets. These scenarios are not under our control and could reduce the availability of the Internet to us or our customers for delivery of our Internet-based services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.

Our business may not succeed if we are unable to keep pace with rapid technological changes.

Our services and products are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new use, software and other product introductions. There can be no assurance that we can successfully identify new business opportunities or develop and bring new services or products to market in a timely and cost-effective manner, or those services, products or technologies developed by others will not render our services or products non-competitive or obsolete. In addition, there can be no assurance that our services, products or enhancements will achieve or sustain market acceptance or be able to address compatibility, interoperability or other issues raised by technological changes or new industry standards.

If we suffer system failures or overloading of computer systems, our business and prospects could be harmed. The success of our online offerings is highly dependent on the efficient and uninterrupted operation of our computer and communications hardware systems. Fire, floods, earthquakes, power fluctuations, telecommunications failures, hardware “crashes,” software failures caused by “bugs” or other causes, and similar events could damage or cause interruptions in our systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our websites. If our systems, or the systems of any of the websites on which we advertise or with which we have material marketing agreements, are affected by any of these occurrences, our business, results of operations and financial condition could be materially and adversely affected.

The establishment of our brand is important to our future success.

Establishing and maintaining a brand name and recognition is critical for attracting and expanding our client base. The promotion and enhancement of our name depends on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality services, neither of which can be assured. If our brand marketing efforts are unsuccessful, our business could fail.

Our business could suffer if we are unable to protect our intellectual property rights or are liable for infringing the intellectual property rights of others.

We have certain trade secrets and other similar intellectual property which are significant to our success, and we rely upon related law, trade secret protection, and other confidentiality and license agreements with our employees, strategic partners, and others to protect our proprietary rights to the extent such protection is available and enforceable. Such protection has only limited effectiveness. The development of the Internet has also increased the ease with which third parties can distribute our copyrighted material without our authorization.

We may seek to pursue the registration of trademarks, trade dress and trade secrets in the United States and, based upon anticipated use, in certain other countries. We may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration. In addition, effective trademark and trade secret protection may not be available in every country in which our products are available. We expect that we may license, in the future, elements of our trademarks, trade dress and other similar proprietary rights to third parties. Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and intellectual property rights of third parties by us and our licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us. These claims, even if without merit, could require us to expend significant financial and managerial resources. Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses. We also may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success will depend on our ability to attract, retain and motivate highly skilled programming, management, sales and other key personnel. Competition for such personnel is intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our ability to generate revenues relates directly to our personnel in terms of both the numbers and expertise of the personnel we have available to work on our projects. Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

We are also dependent on the services of our executive officers and key consultants and independent agents. There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of a death, disability or voluntary departure of any such executive officer. Further, the loss of the services of any one or more of our key employees or consultants could have a materially adverse effect on our business and our financial condition. In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

Any system failure or slowdown could significantly harm our reputation and damage our business.

System failures would harm our reputation and reduce our attractiveness to customers. In addition, the users of the services we maintain for our customers depend on Internet service providers, online service providers and other web site operators for access to our web sites. Some of these providers and operators have experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We compete in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

Our future profitability depends on our ability to compete successfully by continuing to differentiate our products and services from the products and services of our competitors. If one or more of our competitors begins to offer integrated, Internet Based, HIPAA Compliant healthcare information collaboration solutions, there may be a material adverse effect on our business, financial condition or operating results. We believe that our ability to compete successfully depends on a number of factors, including: our ability to produce products that are superior in quality to that of our competitors and get those products and services to market quickly; our ability to deliver our products and services at a price that remains competitive with that of our competitors; our ability to respond promptly and effectively to the challenges of technological change, evolving standards, and our competitors’ innovations; the scope of our products and services and the rate at which we and our competitors introduce them; customer service and satisfaction; and industry and general economic trends.

Regulatory developments in the future related to the Internet could create a legal uncertainty; such developments could materially harm our business.

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to the access of or commerce on the Internet. However, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, e-mail marketing and quality of products and services. Such laws and regulations could dampen the growth and use of the Internet generally and decrease the acceptance of the Internet as a communication and commercial medium and could thereby have a material adverse effect on our business, results of operations and financial condition.

We are vulnerable to changes in general economic conditions.

We are affected by certain economic factors that are beyond our control, including changes in the overall economic environment and systemic events such as the Covid-19 Pandemic which impact our operations as well as our customers.

Legal proceedings could lead to unexpected losses.

From time to time during the normal course of carrying on our business, we may be a party to various legal proceedings through private actions, class actions, administrative proceedings, regulatory actions or other litigations or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In the event that management determines that the likelihood of an adverse judgment in a pending litigation is probable and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying accounting policies.

The methods, estimates, and judgments that we use in applying accounting policies have a large impact on our results of operations. For further information, see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K. These methods, estimates, and judgments are subject to large risks, uncertainties, and assumptions, and changes could affect our results of operations

We have identified material weaknesses in internal control over financial reporting. If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

As of December 31, 2023, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective due to a material weakness related to our accounting for complex financial instruments and related to our inability to adequately segregate responsibilities over the financial reporting process. Management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. In addition, in the future management’s assessment of internal controls over financial reporting and corporate governance may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over corporate governance, financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may engage in merger and acquisition activity from time to time and may not achieve the contemplated benefits from such activity.

We have engaged in recent merger and acquisition activity. Achieving the contemplated benefits from such activity may be subject to a number of significant challenges and uncertainties, including integration issues, coordination between geographically separate organizations, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Any of these circumstances could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows. Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock.

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability.

We have implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. However, there can be no assurances that any of these efforts will be adequate to prevent a system failure, accident or security breach, any of which could result in a material disruption to our business. In addition, substantial costs may be incurred to remedy the damages caused by any such disruptions.

Our software may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

Software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our applications from operating properly. If our systems do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair its ability to attract or retain clients.

Information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects, vulnerabilities, or errors. We cannot assure that material performance problems or defects in our services will not arise in the future. Errors may result from sources beyond our control, including the receipt, entry, or interpretation of patient information; interface of our services with legacy systems that we did not develop; or errors in data provided by third parties. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that its clients may deploy or rely upon. Therefore, despite testing, defects or errors may arise in our existing or new software or service processes following introduction to the market.

In light of this, defects, vulnerabilities, and errors and any failure by us to identify and address them could result in loss of revenue or market share; liability to clients, their patients, or others; failure to achieve market acceptance or expansion; diversion of development and management resources; delays in the introduction of new services; injury to our reputation; and increased service and maintenance costs. Defects, vulnerabilities, or errors in our software and service processes might discourage existing or potential clients from purchasing services from us. Correction of defects, vulnerabilities, or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects, vulnerabilities, or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If our services fail to provide accurate and timely information, or if its content or any other element of any of its services is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians, or patients, which could adversely affect its results of operations.

Some of our software, content, and services are used to support clinical decision-making by providers and deliver information about patient medical histories, treatment plans, medical conditions, and the use of particular medications. If our software, content, or services fail to provide accurate and timely information or it is associated with faulty clinical decisions or treatment, then clients, clinicians, or their patients could assert claims against it that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our services to decline.

Our iCoreRX service provide healthcare professionals with access to clinical information, including information regarding particular medical conditions and the use of particular medications. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third-party content, it is possible that patients, physicians, consumers, the providers of the third-party content, or others may sue us if they are harmed as a result of such inaccuracies. We cannot assure that our quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content.

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. We attempt to limit by contract our liability for damages and requires that our clients assume responsibility for medical care. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, be binding upon patients, or otherwise protect us from liability for damages. Furthermore, general liability and errors and omissions insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage. If any of these risks occur, they could materially adversely affect our business, financial condition, or results of operations.

Because we generally recognize revenues from our subscription service over the subscription term, a decrease in new subscriptions or renewals during a reporting period may not be immediately reflected in our operating results for that period.

We generally recognize revenues from customers ratably over the terms of their subscriptions. Net new annual contract value from new subscriptions, expanded contracts and contract renewals entered into during a period can generally be expected to generate revenues for the duration of the subscription term. As a result, a small portion of the revenues we report in each period are derived from the recognition of deferred revenues relating to subscriptions entered into during previous periods. Consequently, a decrease in new or renewed subscriptions in any single reporting period will have a limited impact on our revenues for that period. In addition, our ability to adjust our cost structure in the event of a decrease in new or renewed subscriptions may be limited.

Further, a decline in new subscriptions, expanded contracts or renewals in a given period may not be fully reflected in our revenues for that period, but they will negatively affect our revenues in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term. Additionally, due to the complexity of certain customer contracts, the actual revenue recognition treatment required under Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers (“Topic 606”)” depends on contract-specific terms and may result in greater variability in revenues from period to period. In addition, a decrease in new subscriptions, expansion contracts or renewals in a reporting period may not have an immediate impact on billings for that period due to factors that may offset the decrease, such as an increase in billings duration, the dollar value of contracts with future start dates, or the dollar value of collections in the current period related to contracts with future start dates.

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The price of our common stock has been and is likely to continue to be volatile. Since our common stock began trading as iCoreConnect on August 28, 2023, our common stock has traded from a low price of $0.91 to a high price of $20.70. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the prospectus. In addition, the stock markets in general, and the markets for former special purpose acquisition companies post-business combination businesses in particular, have experienced extreme volatility. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

We may incur significant costs from class action litigation due to the expected stock volatility.

The price of our common stock may fluctuate for many reasons, including as a result of public announcements regarding the progress of our business. When the market price of a stock has been volatile as our common stock, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Additionally, there has recently been a general increase in litigation against companies that have recently completed a business combination with a special purpose acquisition company alleging fraud and other claims based on inaccurate or misleading disclosures. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. Any such lawsuit could also divert the time and attention of management.

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

An emerging growth company may elect to delay the adoption of new or revised accounting standards. Because we have made this election, Section 102(b)(2) of the JOBS Act allows us to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the financial statements contained in this prospectus and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.

We are also a “smaller reporting company” as such term is defined in the Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates plus any proposed aggregate amount of gross proceeds to us as a result of an offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements. Investors could find our common stock less attractive because it may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price may be more volatile.

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

We have registered the resale of a significant number of our shares of common stock, and the holders of the shares of common stock registered may be willing to sell their shares at a price lower than the public market price.

In October 2023, we registered the resale of a significant number of shares of our common stock for certain selling stockholders, most of which consisted of shares underlying our Series A preferred stock and warrants. Because certain selling stockholders purchased shares privately at a price below the current market price, they may have an incentive to sell shares of their common stock because they could profit despite the current market price of our common stock. While these selling stockholders may, on average, experience a positive rate of return based on the current market price, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the current market price.

Sales of shares of the common stock pursuant to the registration statement we filed in October 2023 may have negative pressure on the public trading price of the common stock.

The selling stockholders in the registration statement we filed in October 2023 will determine the timing, pricing and rate at which they sell the shares of common stock registered for resale into the public market. Significant sales of shares of common stock pursuant to the registration statement may have negative pressure on the public trading price of the common stock. Assuming all of our warrants were exercised and the Series A preferred stock was converted, the selling stockholders would own 11,122,810 shares of common stock, representing over 50% of the total outstanding common stock. Based on the current closing price of our common stock, certain private investors may have an incentive to sell their shares, because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We utilize a Cloud-only architecture which enables us to reduce risk by leveraging the scalability, high availability, and advanced security features of cloud platforms, thereby minimizing the potential for system downtime and data breaches while ensuring seamless disaster recovery options.

All 3rd party vendors' security policies are reviewed and updated as part of our annual Security Risk Assessment. Access to sensitive data is strictly regulated and provided on a need to know basis. Access is granted for the express purpose of assisting our customers with technical and training issues related to the use of our SaaS products; or for the purpose of research, design and development of product related features and bugfixes.

Risk management in software development involves identifying, assessing, and mitigating risks that could impact the project's success. This strategy begins with a thorough risk identification process, where potential issues such as technical challenges, project scope changes, and resource constraints are recognized early. Each risk is then assessed for its probability of occurrence and potential impact on the project. Based on this assessment, risk mitigation strategies are developed and implemented. These strategies might include adopting flexible project management methodologies like Agile, investing in training for team members, implementing robust testing and quality assurance processes, and maintaining open communication channels with all stakeholders. Additionally, regular risk reviews are conducted throughout the project lifecycle to ensure that new risks are identified and managed promptly.

The Company’s’ Cybersecurity Policies are updated annually and reviewed by Independent 3rd Party Vendors to certify compliance. The Company requires Cybersecurity Awareness training for all new hires and a minimum of an annual review of such policies for all employees. The Company created and deployed an extensive Learning Management System that tracks employee adherence to Cyber Security Awareness, HIPAA and other related content.  The Company’s’ Cybersecurity Incident Response Policy provides specific steps for any employee that detects an attack to take to help stop the propagation of the threat and report the incident to their Superiors, the IT Team and the Security Manager.

While there are significant threats of all types in the modern connected world, studies show that phishing attacks and social engineering through email and other electronic means are of high concern. With the vast majority (some say as high as 95%) of such attacks originating via email, employee education on how to identify and handle suspicious email and other forms of communication is critical in protecting the data and infrastructure.

To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition.

Governance

The Board is responsible for general risk oversight. The Board reviews and evaluates management's evaluation and mitigation of cyber risks as part of its oversight of the Company's Risk Management program. Management periodically reviews cyber risks, incidents, and risk mitigation plans and activities with the Board.

We engaged an outside consulting firm to conduct a review of our information systems environment and make recommendations to improve security where appropriate. Management shared the report's findings with the Board and periodically updates the Board regarding our progress on implementing the report's recommendations.

Item 2. Properties.

The Company operates from a 7,650 square foot headquarters located in Ocoee, Florida which has been leased on a six year and one month lease beginning January 2022, with an optional five-year renewal term. In April 2023, the Company entered into a lease agreement with its existing landlord of its Florida location for a lease of an additional 2,295 square feet of space beginning at the earlier of June 1, 2023 or completion of build out for a five year term. The Company also operates from a 2,100 square foot office space in Concord, NC which is leased by the Company through August 31, 2024. The Company also operates from a 630 square foot office space in Scottsdale, AZ which is leased by the Company to May 12, 2024.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “ICCT”.

Holders

As of April 15, 2024, there were 245 holders of record of our common stock, with 10,150,753 shares of our common stock issued and outstanding.

Dividend Policy

The Company has never declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. For the year ended December 31, 2022 the Company recorded a charge related to the revaluation of certain warrants which is presented as a Dividend to Common Stockholders however no actual dividend was declared or paid.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Sale of Unregistered Securities

In September 2023 the Company issued 40,000 shares of Common Stock to the seller of the assets of Preferred Dental Development, LLC which were acquired by the Company as per the Asset Acquisition Agreement.

In September 2023, the Company issued 46,500 shares of Preferred Stock in exchange for $465,000 in cash proceeds.

In October 2023, the Company issued 6,629 shares of Common Stock and 6,629 common stock warrants in conjunction with a Convertible Promissory Note to a related party which matures on May 26, 2024 which is convertible into 43,837 of common stock. The Company also issued 14,000 common stock warrants to the same related party in conjunction with a Promissory Note which matures on December 31, 2023. In October 2023, the Company also issued 24,500 common stock warrants to an investor in conjunction with a Convertible Promissory Note which matures in May 2024 which is convertible into 189,190 shares of common stock. The Company also issued a convertible note which matures in October 2024 which is convertible into 263,158 shares of common stock.

In December 2023 the Company issued five convertible notes convertible into: 180,506; 34,483; 34,483; 63,695 and 382,051, shares of Common Stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2023.

Item 6.  Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our restated financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements included elsewhere in this annual report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Cautionary Note Regarding Forward-Looking Statements” included at the beginning of this annual report for additional information.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results are presented to compare 2023 to 2022. We also provide a discussion of our Liquidity and Capital Resource position and usage.

Overview

We are a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through our enterprise platform of applications and services.

On January 5, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, iCoreConnect, Inc.., a Nevada corporation (“Old iCore”), and FG Merger Sub Inc., a Nevada corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provided that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Old iCore (the “Merger”), with Old iCore surviving as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its name from FG Merger Corp. to “iCoreConnect Inc.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.” On August 25, 2023, Old iCore and FGMC consummated the Business Combination, with Old iCore surviving as a wholly owned subsidiary of FGMC.

 During 2023 we developed our newest product iCoreClaims. iCoreClaims is responsible for processing and managing claims submitted by policyholders or dental care providers and typically involves: (a) Claim Submission: Dental care providers (such as dentists or orthodontists) submit claims to the insurance company on behalf of patients after providing dental services. The claim includes details such as the type of treatment provided, codes for procedures performed, patient information, and provider details; (b) Verification and Eligibility: iCoreClaims service verifies the patient's eligibility for coverage based on the terms of their insurance policy. This involves checking if the patient's policy covers the specific dental treatment or procedure being claimed; (c) Adjudication: Once the claim is submitted and eligibility is confirmed, iCoreClaims processes the claim by reviewing it against the terms of the policy. This includes checking for any exclusions or limitations on coverage, ensuring the services rendered are medically necessary, and determining the applicable co-pays, deductibles, and coverage limits; (d)  Communication: Throughout the claims process, iCoreClaims communicates with both the dental care provider and the policyholder to resolve any issues, provide explanations of benefits (EOBs), and answer any questions related to the claim; (e) Record Keeping: iCoreClaims maintains records of all claims processed, payments made, and communications related to each claim for auditing, reporting, and customer service purposes. iCoreClaims service plays a crucial role in facilitating the reimbursement process for dental care services covered under insurance policies, ensuring that policyholders receive the benefits they are entitled to and that dental care providers are appropriately compensated for their services.  From a technology standpoint, the use of cloud software for documentation and U.S.-based billing specialists highlights iCoreConnect's strategy to combine advanced software with expert human intervention. This hybrid approach can be particularly appealing to healthcare providers who are seeking technological solutions without completely forgoing the human touch that is often necessary for complex billing and coding scenarios.

SaaS Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS) offerings under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreHuddle, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, iCoreClaims and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

Managed IT Services (MSP and MSaaS)

The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” model with recurring revenue.

The MSP/MSaaS approach, by using preventative measures, keeps computers and networks up and running while data is accessible and safeguarded. Installation of critical patches and updates to virus protection are automated. Systems are monitored and backed up in real-time. They are fixed or upgraded before they cause a service disruption. A Unified Threat Management solution is deployed to protect against virus, malware, SPAM, phishing and ransomware attacks. Remote technical support is a click away. All support is delivered at a predictable monthly cost. By leveraging managed services with our expertise in cloud computing, our customers can easily scale their business without extensive capital investment or disruption in services.

The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people and the MSP revenue model matches our SaaS, MSaaS MRR (monthly recurring revenue) models.

Financing

We are currently funding our business capital requirements through revenues from product sales and services and sales of our common stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised, and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

Critical Accounting Estimates

Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements.  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements.

We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Software Development Capitalization and Amortization

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users.

In accordance with ASC 350, Internal-Use-Software, research and planning phase costs are expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs are capitalized.

We have determined that technological feasibility for our products to be marketed to external users was reached before the development of those products and, as a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be marketed to external users are amortized based on current and projected future revenue for each product with an annual minimum cost equal to the straight-line amortization of the costs over three years.

Stock-Based Compensation

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses the following assumptions. The Company estimates the fair value of its shares of restricted Common Stock using the closing stock price of its common stock on the date of the award. The Company estimates the volatility of its Common Stock at the date of grant based on its historical stock prices. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate of the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As part of its impairment assessment in 2023 the Company determined that the carrying value of an intangible asset for customer list exceed its fair value and as such recorded an impairment expense in 2023 in the amount of $105,676.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of December 31, 2023 there is no impairment of the Company’s Goodwill.

Results of Operations

The following table sets forth our selected financial data for the periods indicated below:

	For Years Ended
	December 31,	December 31,
	2023	2022
Revenue	$8,151,587	$7,987,902
Cost of sales	2,029,145	2,243,253
Gross profit	6,122,442	5,744,649

Expenses
Selling, general and administrative	15,124,081	9,254,670
Depreciation and amortization	1,274,963	1,292,085
Total operating expenses	16,399,044	10,546,755
Loss from operations	(10,276,602)	(4,802,106)

Other income (expense)
Interest expense	(1,109,388)	(785,406)
Financing costs	(1,287,916)	(426,419)
Other income (expense)	(459,965)	(65,893)
Impairment of intangible asset	(105,676)	-
Change in fair value of forward purchase agreement	(2,312,116)	-
Total other income (expense)	(5,275,061)	(1,277,718)

Net loss	(15,551,663)	(6,079,824)
Preferred dividends	(368,699)	-
Dividends to Common Stockholders	-	(1,794,704)
Net loss attributable to Common Stockholders	$(15,920,362)	$(7,874,528)

Year ended December 31, 2023 compared to the year ended December 31, 2022

Revenues. Net revenues increased 2% or $163,685 to $8,151,587 in 2023 from $7,987,902 in 2022. Revenue growth was attributed to strong growth in the number of recurring revenue subscribers both in terms of new customers as well as with new and existing product uptake along with price increases on existing customer base subscription prices. Recurring revenues increased $194,503 year on year while non-recurring revenues remained flat year on year.

Cost of sales. Cost of sales decreased 10% or $(214,108) to $2,029,145 in 2023 from $2,243,253 in 2022. The decrease in cost of sales is due to the change in the mix of revenues in which recurring revenues have a lower cost of service than non-recurring revenues. The increase in recurring and decrease in non-recurring revenues both contributed to lower costs of sales.

Selling, general and administrative expenses. Selling, general and administrative (“SGA”) expenses increased 63% or $5,869,411 to $15,124,081 in 2023 from $9,254,670 in 2022. The increase in SGA is largely driven by approximately $3,200,000 increase in spend associated with professional fees primarily attributable to the Company’s merger in August 2023. Office expenses increased approximately $700,000 year on year driven by costs associated with financing discounts and additional insurance costs not incurred in prior years. Personnel costs increased by approximately $1,800,000 year on year largely driven on the additional labor costs brought on with the asset acqusition along with an increase in stock-based compensation expense.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $(17,122) or (1)% to $1,274,963 in 2023 from $1,292,085 in 2022. The decrease in expenses is due to no new additions being added to intangible assets and a moderate increase in capitalized software in 2023 compared to 2022.

Interest expense. Interest expense increased $323,982 or 41% to $1,109,388 in 2023 from $785,406 in 2022. The increase in interest expense is attributable to the increase in total debt taken out in 2023 versus 2022 to help bridge the Company to the Business Combination.

Other income (expense). Other expenses increased $394,072 or 598% to $459,965 in 2023 from $65,893 in 2022. The increase is related to the charge for a make whole provision the Company entered into in 2023 with one of its lenders who converted their debt into common stock and provided the lender a make whole from the face value of $10.00 to the price they ultimately sold the common stock at.

Financing costs. Financing costs increased $861,497 or 202% to $1,287,916 in 2023 from $426,419 in 2022. The increase in financing fees was a result of the Company issuing convertible debt with features including warrants and inducement shares in 2023.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement expenses increased to $2,312,116 or 100% to $2,312,116 in 2023 from $nil in 2022. The expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Impairment on intangible asset. The Company incurred $105,676 expense in 2023 related to the carrying value of a customer list purchased in 2022 which was in excess of its fair value. The Company adjusted the carrying value to equal the fair value. No impairment was determined in 2022.

Preferred dividends. Preferred dividends increased to $368,699 or 100% to $368,699 in 2023 from $nil in 2022. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock excluding Series A Preferred Stock held by the sponsor of the SPAC transaction and the shares underlying the Forward Purchase Agreement.

Dividends to Common Stockholders. The Company incurred expenses related to the revaluation of certain warrants that contained anti-dilution provisions related to down round financing for total expense of $nil for 2023 and $1,794,704 for 2022, respectively.

GOING CONCERN AND LIQUIDITY

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	December 31,	December 31,	% Incr/
Balance Sheet Data	2023	2022	(Decr)
Total Current Assets	$3,508,325	$1,091,668	221%
Total Current Liabilities	8,876,310	6,798,969	31%
Working capital (deficit)	$(5,367,985)	$(5,707,301)	(6)%
Deferred Revenue	119,598	13,847	764%

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2023, we had cash totaling $1,219,358.

We expect our capital expenditures and working capital requirements to increase moderately in the near future, as we continue to innovate with new products, add enhancements and increase our sales force. Over the next two to three years, we expect to spend in excess of $4,000,000 on software development.

We will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as software development, expansion of our sales force, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our product development road map, which may adversely affect our business, operating results, financial condition and prospects. Further, any future debt or equity financings may be dilutive to our current stockholders.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,	December 31,
	2023	2022
Net cash used in operating activities	$(8,824,972)	$(1,272,995)
Net cash used in investing activities	(10,214,715)	(293,965)
Net cash provided by financing activities	20,062,892	1,691,306
Net Increase in cash	1,023,205	124,346
Cash at the beginning of the year	196,153	71,807
Cash at the end of the year	$1,219,358	$196,153

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, investments in software development, and ongoing capital raise efforts.

Operating Activities: Net cash required by operating activities increased $7,551,977 or 593% to $8,824,972 in 2023 from $1,272,995 in 2022. The increase in cash utilized by operating activities is primarily attributable to the larger net loss year on year of $9,840,538 offset with non-cash add backs of $3,211,125 and $1,014,462 in working capital changes year on year, respectively. Future spending on operating activities are expected to be funded by the revenues realized by the Company, the issuance of notes payable and the sale of additional shares of either common stock or Series A Preferred Stock.

Investing Activities: Net cash used by investing activities increased $9,920,750 or 3,375% to $10,214,715 in 2023 from $293,965 in 2022. The increase in cash utilized by investing activities was primarily due to the Company entering into a Forward Purchase Agreement which accounted for $7,796,672 of the net change along with $1,559,144 used in the asset acquisition of Preferred Dental Services. Future spending on investing activities is expected to be funded by the issuance of notes payable and the sale of additional shares of either common stock or Series A Preferred Stock..

Financing Activities: Net cash provided by financing activities increased $18,371,586 or 1,086% to $20,062,892 in 2023 from $1,691,306 in 2022. The issuances of Series A Preferred Stock for $18,312,897 along with the issuances of common stock in the amount of $2,881,024 coupled with the net proceeds of debt in the amount of $6,561,354 accounted for the majority of the increase in 2023 offset by $7,692,383 in merger transaction costs.

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the fiscal year period ended December 31, 2023, the Company generated an operating loss of $10,276,602. In addition, the Company has an accumulated deficit, and net working capital deficit of $115,038,758 and $5,367,985. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. Considering these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of December 31, 2023, the expected timing of those payments are as follows:

	Total	Next 12	Beyond 12 Months
Debt (1)	$6,691,566	$5,271,429	$1,420,137
Operating lease obligations (2)	1,187,834	241,945	945,889
Total	$7,879,400	$5,513,374	$2,366,026

(1)

Debt obligations include our Notes and Notes to Related Party consisting of principal and interest payments. See Note 8 Debt and Note 13 Related Party in the accompanying notes to our financial statements for further details.

(2)	See Note 11 Commitments and Contingencies in the accompanying notes to our financial statements for further details regarding leases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data .

A list of financial statements filed herewith is contained and is set forth on the financial statements that immediately follow this page of this Report and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in the Exhibit Index beginning on Part IV of this Annual Report on Form 10-K and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

iCoreConnect, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iCoreConnect, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 18, 2024

iCoreConnect Inc.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
	2023	2022
ASSETS
Cash	$1,219,358	$196,153
Accounts receivable, net	563,905	414,809
Prepaid expenses and other current assets	1,725,062	480,706
Total current assets	3,508,325	1,091,668

Property and equipment, net	202,421	74,194
Right of use lease asset - operating	1,122,412	944,487
Software development costs, net	903,412	531,061
Acquired technology, net	-	79,428
Customer relationships, net	2,980,412	2,350,380
Forward purchase agreement	5,484,556	-
Goodwill	1,484,966	1,484,966
Total long-term assets	12,178,179	5,464,516

TOTAL ASSETS	$15,686,504	$6,556,184

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$3,243,338	$2,336,174
Operating lease liability, current portion	241,945	169,417
Notes payable, current portion	4,720,455	4,034,865
Related party notes payable	550,974	244,666
Deferred revenue	119,598	13,847
Total current liabilities	8,876,310	6,798,969

Long-term debt, net of current maturities	1,420,137	1,449,261
Operating lease liability, net of current portion	945,889	809,458
Total long-term liabilities	2,366,026	2,258,719

TOTAL LIABILITIES	$11,242,336	$9,057,688

Commitments and Contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock par value $0.0001; 40,000,000 shares authorized; Issued and Outstanding: 3,755,209 as of December 31, 2023 and 0 as of December 31, 2022	376	-
Common Stock par value $0.0001; 100,000,000 shares authorized; Issued and Outstanding: 10,068,477 as of December 31, 2023 and 6,076,078 as of December 31, 2022	1,007	608
Additional paid-in-capital	119,481,543	80,359,848
Accumulated deficit	(115,038,758)	(82,861,960)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,444,168	(2,501,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIITY(DEFICIT)	$15,686,504	$6,556,184

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2023	2022

Revenue	$8,151,587	$7,987,902
Cost of sales	2,029,145	2,243,253
Gross profit	6,122,442	5,744,649

Expenses
Selling, general and administrative	15,124,081	9,254,670
Depreciation and amortization	1,274,963	1,292,085
Total operating expenses	16,399,044	10,546,755
Loss from operations	(10,276,602)	(4,802,106)

Other expense
Interest expense	(1,109,388)	(785,406)
Finance charges	(1,287,916)	(426,419)
Change in fair value of forward purchase agreement	(2,312,116)	-
Impairment of intangible asset	(105,676)	-
Other expense	(459,965)	(65,893
Total other expense	(5,275,061)	(1,277,718)

Net loss	(15,551,663)	(6,079,824)

Dividends to common stockholders	-	(1,794,704)
Preferred dividends	(368,699)	-
Net loss attributable to common stockholders	$(15,920,362)	$(7,874,528)

Net loss per share, basic and diluted	$(2.17)	$(1.37)

Weighted average number of shares, basic and diluted	7,349,541	5,768,249

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional		Total Stockholders'
	Common stock		Preferred Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2022	167,493,479	$167,493	-	$-	$83,633,061	$(82,795,263)	$1,005,291
Retroactive application of reverse capitalization (Note 2)	(161,880,406)	(166,932)			166,932	(10,243,017)	(10,243,017)
Balances at January 1, 2022	5,613,073	561	-	-	83,799,993	(93,038,280)	(9,237,726)
Stock issued for cash	191,785	19			449,981		450,000
Origination fee in convertible debt agreement					426,419		426,419
Stock issued for conversion of debt	7,620	1			22,386		22,387
Stock repurchased and cancelled as part of settlement	(41,890)	(3)			(99,997)		(100,000)
Exercise of Common Stock Options	23,459	2			2,098		2,100
Repurchase of Common Stock Warrants					(45,000)		(45,000)
Stock compensation expense	282,031	28			1,817,095		1,817,123
Net loss						(6,079,824)	(6,079,824)
Balances at December 31, 2022	6,076,078	608	-	-	86,372,975	(99,118,104)	(12,744,521)

Balances at January 1, 2023	181,320,528	181,321	-	-	86,192,262	(88,875,087)	(2,501,504)
Retroactive application of reverse capitalization (Note 2)	(175,244,450)	(180,713)			180,713	(10,243,309)	(10,243,309)
Balances at January 1, 2023	6,076,078	608	-	-	86,372,975	(99,118,396)	(12,744,813)
Stock issued for cash	1,489,707	149			2,880,836		2,880,985
Origination fee in convertible debt agreement	6,629	1			1,040,164		1,040,165
Stock issued for conversion of debt	1,392,936	139			5,747,358		5,747,497
Stock compensation expense	243,347	24			1,942,012		1,942,036
Issuance of Series A Preferred Stock on merger			3,782,191	378	17,846,920		(17,847,298)
Common stock issued on exercise of options	198,378	20			(5,940)		(5,920)
Conversion of Series A Preferred Stock to Common Stock	212,842	21	(212,842)	(21)			-
Series A Preferred Stock issued for cash			46,500	5	464,995		465,000
Stock issued for purchase of assets of Preferred Dental	40,000	4			399,996		400,000
Modification of warrant agreement					1,987,460		1,987,460
Origination fee on equity line of credit	291,259	29			599,971		600,000
Stock issued for the conversion of warrants	117,301	12			(3,512)		(3,500)
Preferred stock issued on exercise of warrants			139,360	14	(14)		-
Merger transaction costs					208,322		208,322
Net loss						(15,920,362)	(15,920,362)
Balance at December 31, 2023	10,068,477	$1,007	3,755,209	$376	$119,481,543	$(115,038,758)	$4,444,168

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,920,362)	$(6,079,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,429	22,521
Amortization expense	1,257,534	1,269,564
Finance charges	1,287,916	426,419
Bad debt expense	158,620	261,717
Change in value of forward purchase agreement	2,312,116	-
Stock compensation expense	1,942,036	1,717,123
Gain on sale of assets	(13,778)	-
Dividend expense	368,699	-
Non-cash interest expense	167,265	603,146
Impairment of intangible assets	105,676	-
Changes in assets and liabilities:
Accounts receivable	(307,716)	(47,479)
Prepaid expenses and other current assets	(1,244,356)	(26,420)
Right of use asset, net of lease liability	31,034	34,386
Accounts payable and accrued expenses	907,164	552,424
Deferred revenue	105,751	(6,572)
NET CASH USED IN OPERATING ACTIVITIES	(8,824,972)	(1,272,995)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Preferred Dental	(1,559,144)	-
Investment in forward purchase agreement	(7,796,672)	-
Proceeds from sale of assets	28,000	-
Purchases of capital assets	(159,878)	(4,153)
Additions to capitalized software	(727,021)	(289,812)
NET CASH USED IN INVESTING ACTIVITIES	(10,214,715)	(293,965)

FINANCING ACTIVITES
Net proceeds from debt	7,796,753	3,585,000
Payments on debt	(1,235,399)	(2,323,181)
Proceeds from issuance of common stock	2,881,024	450,000
Conversion of convertible debt into common stock	-	22,387
Proceeds from issuance of series A preferred stock	18,312,897	-
Proceeds from exercise of employee stock options	-	2,100
Effect of merger, net of transactions	(7,692,383)	-
Repurchase of warrants for common stock	-	(45,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,062,892	1,691,306

NET CHANGE IN CASH	1,023,205	124,346
CASH AT BEGINNING OF THE YEAR	196,153	71,807
CASH AT END OF THE YEAR	$1,219,358	$196,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,750	$696,355
Stock issued for acquisition of Preferred Dental	$400,000	$-
Stock issued for conversion of notes payable	$5,765,656	$22,387
Dividends to Common Stockholders	-	$1,794,704

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS

iCoreConnect Inc., (the “Company”), a Delaware Corporation, is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

2. MERGER AND RECAPITALIZATION

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

The following table reconciles the elements of the Business Combination to the Company’s consolidated statement of changes in stockholders’ equity (deficit):

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in United States dollars and include the accounts of the Company’s wholly owned subsidiaries, with all intercompany transactions eliminated. They have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (GAAP). Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Going Concern and Liquidity

U. S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the fiscal year period ended December 31, 2023, the Company generated an operating loss of $10,276,602. In addition, the Company has an accumulated deficit, and net working capital deficit of $115,038,758 and $5,367,985. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Currently, management continues to develop its healthcare communications system and continues to develop alliances with strategic partners to generate revenues that will sustain the Company. Management will also seek to raise additional funds. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement) as follows:

Level 1 - Observable inputs that reflect quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3 - Unobservable inputs for which there is little, if any, market activity for the asset or liability being measured. These inputs may be used with standard pricing models or other valuation or internally-developed methodologies that result in management’s best estimate of fair value.

The Company utilizes fair value measurements primarily in conjunction with the valuation of assets acquired and liabilities assumed in a business combination. In addition, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized.

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2023 and 2022, approximated their fair value due to their short-term nature.

Cash

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at United States banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $102,061 and $65,000 as of December 31, 2023 and 2022, respectively.

Property and Equipment, net

Property, equipment, and leasehold improvements are recorded at their historical cost. Depreciation and amortization have been determined using the straight-line method over the estimated useful lives of the assets which are computers and office equipment (3 years) leasehold improvements (5 years), computer software (3 years), vehicles (3 years) and for office furniture and fixtures (4 to 7 years). The cost of repairs and maintenance is charged to operations in the period incurred.

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

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be sold to external users and software acquired in a business combination are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight-line amortization over three years.

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During December 31, 2023, the Company determined that the carrying value of certain customer relationships exceed their fair value and impairment of long-lived assets existed. The Company took an impairment of $105,676 and adjusted the value of customer relationships to their fair value.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2023 the Company determined that the carrying value of certain customer relationships exceed their fair value and impairment existed in the amount of $105,676. The Company adjusted the value of its customer relationships to their fair value. As of December 31, 2023 and December 31, 2022, there is no impairment of the Company’s Goodwill.

Revenue Recognition

We have 6 primary sources of revenue as of December 31, 2023 and December 31, 2022:

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	Analytics
6.	MSaaS software

1)	Electronic Prescription software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

2)	. Insurance verification services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

3)	ICD-10 Medical Coding services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

4)

Encrypted and HIPAA compliant and secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

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

We recognize revenue for our service in accordance with accounting standard ASC 606. Our customers are acquired through our own salesforce and through the referrals from our many state association marketing partners. We primarily generate revenue from multiple software as a service (SaaS) offering, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 90% of our revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of our revenue is 100% in North America.

Management has determined that it has the following performance obligations related to its products and services:  multiple software as a service (SaaS) offering, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Revenue from Software as a Service, hardware, service repairs, and support & maintenance are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Our customers do not have the right to take possession of the online software solution. Revenue from subscriptions, including additional fees for items such as incremental contacts, is recognized ratably over the subscription period beginning on the date the subscription is made available to customers. Substantially all subscription contracts are one year. We recognize revenue from on-boarding services and equipment as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

For the year ended December 31, 2023 and 2022, disaggregated revenues were recurring revenues of  $7,400,659 and $7,206,156, respectively and non-recurring revenues of $750,928 and $781,746, respectively.

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

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in costs of goods sold on the Statement of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Statement of Operations.

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $614,061 and $525,533 for the years ended December 31, 2023 and 2022, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

Financial Instruments with Down Round Features

With respect to financial instruments, the Company follows the guidance of FASB ASU 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. Whereby ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a down round adjustment of the current exercise price based on the price of the future equity offerings. The standard requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for the purposes of determining liability of equity classification. The Company accounts for instruments with Most Favored Nations (the “MFN”) terms or conditions similar to that of a down round feature. The impact of such terms or conditions will be accounted for when the event occurs. The Diluted EPS calculation for the effect of the feature when triggered (i.e. when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

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

The Company has not recognized a liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits or penalties has not been provided since there has been no unrecognized benefit or penalty. If there were an unrecognized tax benefit or penalty, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company files U.S. Federal income tax returns and various returns in state jurisdictions. The Company's open tax years subject to examination by the Internal Revenue Service and the state Departments of Revenue generally remain open for three years from the date of filing.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and to the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares issuable on exercise of warrants, and shares issuable on conversion of promissory notes in the weighted average number of common shares outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share which consisted of all outstanding common stock options and warrants.

Stock-Based Compensation

The Company accounts for share-based compensation costs in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

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

Business Combinations

The Company applies the principles provided in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 805, Business Combinations, to determine whether an acquisition involves an asset or a business. In determining whether an acquisition should be accounted for as a business combination or asset acquisition, The Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is accounted for as an asset acquisition. If this is not the case, The Company then further evaluate whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the transaction is accounted for as a business combination.

The Company accounts for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at estimated fair value as of the acquisition date and (ii) the excess of the purchase price over the net estimated fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually.

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to an asset acquisition are considered a component of the cost of the asset acquisition.

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

Recently Issued Accounting Pronouncements

Adopted

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, including accounts receivable. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard and did not adjust the opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

Not Yet Adopted

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.”  This standard affects a wide variety of Topics in the Codification.  The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective.  Early adoption is prohibited.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures (Topic 280).”  The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses.  The standard requires disclosure to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources.  The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods.  This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures, The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid.  The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied prospectively.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

4. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Company Common Stock, par value $0.0001 per shares.

Stock Issuances

During the year ended December 31, 2023, the Company issued 3,992,399 shares of common stock of which 1,489,707 shares of common stock were issued for cash of $2,880,985. The Company issued 212,842 shares of common stock related to the conversion of Series A Preferred Stock, 40,000 shares related to the asset acquisition of Preferred Dental Services, 297,888 shares related to inducements for financing agreements, 243,347 shares for stock-based compensation and 1,708,615 shares related to the conversion of debt, warrants and options.

During the year ended December 31, 2022, the Company issued 13,827,049 shares of common stock. of which 5,722,844 shares of common stock were issued for cash of $450,000. The Company also issued 227,368 shares of common stock for the conversion of $22,387 of convertible debt. 700,000 shares of common stock were issued for the exercise of common stock options for a value of $2,100. 8,426,837 shares of common stock were issued related to stock-based compensation for a value of $1,817,123. The Company also repurchased and cancelled 1,250,000 shares of common stock with a value of $100,000.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of Company Series A Preferred Stock, par value $0.0001 per shares. The Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations including but not limited to:

F-17

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

•

The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company, unless the holders of the iCoreConnect Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of iCoreConnect Preferred Stock.

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

During the year ended December 31, 2023 the Company issued 46,500 Series A Preferred stock for $465,000 in cash and 139,360 Series A Preferred stock on the cashless conversion of 174,200 Series A Preferred Stock $2.00 warrants for no proceeds.

During the year ended December 31, 2023, 212,842 shares of Series A Preferred stock were converted into shares of Common Stock on a one for one basis.

Common Stock Options

As part of the merger, the Company’s 2016 Long Term Incentive Plan was cancelled and replaced with the 2023 Stock Plan (“Incentive Plan”) which is administered by the Company’s Board of Directors Compensation Committee. The Incentive Plan had an initial authorized equity pool of 1,187,790. As of December 31, 2023 there are 411,462 equity grants available under the Incentive Plan.

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the year ended December 31, 2023 and 2022 are presented below:

2022 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2022	1,094,005	$3.58	9.8	$-
Granted	10,054	$3.58	9.0	-
Exercised	(23,459)	-	5.5	-
Forfeited	(335)	$4.48	6.2	-
Balance Outstanding - December 31, 2022	1,080,265	$3.88	8.8	$-

Exercisable - December 31, 2022	311,049	$3.58	8.8	$-

2022 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2022	1,034,856	$3.58	9.8
Granted	10,054	$4.48	9.0
Vested	(275,359)	$-	8.3
Forfeited/expired	(335)	$4.13	9.0
Nonvested - December 31, 2022	769,216	$3.58	8.8

2023 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2023	1,080,265	$3.88	8.8	$-
Granted	7,446	$6.04	9.6
Exercised	(310,881)	3.62	7.6
Forfeited	(502)	$2.81	7.8
Balance Outstanding - December 31, 2023	776,328	$3.74	8.0	$-

Exercisable - December 31, 2023	381,256	$3.72	7.9	$-

2023 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2023	769,216	$3.58	8.8
Granted	7,446	$6.04	9.6
Vested	(381,256)	$3.72	7.9
Forfeited	(334)	4.13	9.0
Nonvested - December 31, 2023	395,072	$3.76	8.0

As part of the merger all vested options as of August 25, 2023 totaling 310,881 were converted on a cashless basis into 198,378 shares of common stock.

As of December 31, 2023, total unrecognized compensation cost related to unvested stock options was approximately $1.5 MM.

Restricted Stock Compensation

On December 31, 2022, the Company’s Board of Directors approved the grant of 250,000 restricted share of common stock to each of the Directors of the Company, for services rendered during 2021 and 2022, all of which vested on December 31, 2022. Compensation expense related to this grant for the year 2022 was $122,375 based upon fair value of our common stock of $0.089 per share. The Company’s Board of Directors also approved the granting of restricted shares of common stock for employee performance related to 2021 performance with a fair value of $160,645. The Board also approved on January 3, 2023 4,000,000 shares of restricted stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

In April 2023, the Company’s Board of Directors approved the granting of 81,267 restricted shares of common stock for employee performance related to 2022 performance with a fair value of $312,761.

In April 2023, the Company’s Board of Directors approved compensation for its Board Members and Committee Members for the year ended December 31, 2023. On an annual basis equivalent, Board Members are compensated $60,000, with additional compensation of $5,000 for being a Committee Member and an additional $5,000 for being a Chair of a Committee and $20,000 for being the Board Chair. Compensation is to be paid quarterly in arrears at the closing stock price of the last trading day of the quarter. The Company has recorded an expense of $394,168 for the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company issued 45,129 Common Stock Warrants.

During the year ended December 31, 2022, the Company issued 536,175 Common Stock Warrants. In addition, the Company purchased 1,278 common stock warrants issued to a lender in 2019 as part of a Note Payable that had been fully satisfied in 2020. These warrants include anti-dilutive provisions and as such resulted in an additional 28,883 warrants that were to be issued at a strike price of $0.15. The Company purchased these warrants at their restated strike price for $45,000.

During the year ended December 31, 2022, the Company issued 13,158 Common Stock Warrants in connection with issuances of promissory notes, of which 1,424 were issued to related parties. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise price of $0.60 and $0.75 and contained no down round provisions. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%. The Company issued convertible debt in December 2022 at a price of $2.39 thereby affecting the down round provision on 659,585 warrants with a trigger price that is lower than $0.30 for any equity instrument issued. As such the Company has recorded a charge of $1,794,704 as a Dividend to Common Stockholders reflecting the increase in value of shares to be received by the warrant holder along with an increase in 366,331 warrants issuable to these holders for a total of 1,014,791 warrants at a new exercise price of $2.39.

On May 18, 2023 the Company determined that it not had not properly accounted for certain warrants issued by the Company in 2021 with provisions (the “down round provisions”) that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant as per ASU 2017-11. The Company did not properly account for such down round provisions when the criteria for revaluation was met. The down round provisions require the Company to record a non-cash charge for the incremental fair value of the additional shares to be issued upon the occurrence of the triggering event which is $1,794,704 for the year ended December 31,2022.

As part of the Merger, all outstanding warrants as of August 25, 2023 totaling 368,368 were converted on a cashless basis into 117,301 shares of common stock. As of December 31, 2023, the number of shares issuable upon exercise of the Common Stock Warrants was 45,129 shares.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value

Outstanding - December 31, 2021	648,461	$3.88	4.40	$-
Granted
Additions including Down Round feature	379,492	2.39	3.40	-
Forfeited/expired	-	$-	-	-
Outstanding - December 31, 2022	1,027,953	$3.88	3.45
Granted	45,129	2.09	5.00	-
Exercised	(368,368)	3.88	2.78	-
Cancelled	(659,585)	$3.88	2.78	-
Outstanding - December 31, 2023	45,129	$2.09	4.80	$-

Preferred Stock Warrants

As part of the Merger, the Company assumed the following preferred stock warrants:

$2.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	-	-	-	-
Granted	600,000	2.00	10.0	-
Exercised	(174,200)	2.00	9.8	-
Expired	-	-	-	-
Outstanding – December 31, 2023	425,800	$2.00	9.7	$-

During 2023 there was a modification of the $2.00 warrant agreements which were issued in conjunction with the merger and classified as a derivative liability in the amount of $1,987,460. In September 2023 the warrants were modified and as a result are no longer considered a derivative liability and classified as equity.

$11.50 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022		$			-
Granted	10,122,313		11.50	10	-
Exercised	-		-	-	-
Expired	-		-	-	-
Outstanding – December 31, 2023	10,122,313		$11.50	9.7	$-

$15.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022		$			-
Granted	1,000,000		15.00	10	-
Exercised	-		-	-	-
Expired	-		-	-	-
Outstanding – December 31, 2023	1,000,000		$15.00	9.7	$-

Equity Line of Credit

In January 2021 Old iCore and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 shares of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weighted average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 8,378 shares of common stock as a commitment fee. In January 2022 the Company exercised this equity line of credit of an aggregate amount of $350,000 in exchange for 158,273 shares of common stock. The balance available as of December 31, 2022, to draw on the equity line of credit after the draw was $4,650,000. This line expired in January 2023.

On September 12, 2023, the Company entered into a purchase agreement with Arena Business Solutions Global SPC II, Ltd (“Arena”), pursuant to which Arena has committed to purchase up to $40 million of the Company’s common stock, at the Company’s direction from time to time, subject to the satisfaction of the conditions. Such sales of Common Stock are subject to certain limitations, and may occur from time to time at the Company’s sole discretion over the approximately 36-month period commencing on the date of the Purchase Agreement subject to registration with the Securities and Exchange Commission. The Company may direct Arena to purchase amounts of its Common Stock under the Purchase Agreement that the Company specifies from time to time in a written notice (an “Advance Notice”) delivered to Arena on any trading day up to the Commitment Amount. The maximum amount that the Company may specify in any one Advance Notice is equal to the following: (A) if the Advance Notice is received by 8:30 A.M. Eastern time, then the maximum amount that the Company may specify is equal to the lesser of (i) an amount equal to 40% of the average Daily Value Traded of the Common Stock of the ten trading days immediately preceding such Advance Notice, or (ii) $20.0 million; and (B) if the Advance Notice is received after 8:30 A.M. Eastern Time but prior to 10:30 A.M. Eastern Time, then the maximum amount that the Company may specify in an Advance Notice is equal to the lesser of: (i) an amount equal to 30% of the average Daily Value Traded of the Common Stock on the ten trading days immediately preceding such Advance Notice, or (ii) $15.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of the Company’s Common Stock on Nasdaq during regular trading hours, as reported by Bloomberg L.P., by the VWAP (as defined in the Purchase Agreement) for that trading day. Subject to the satisfaction of the conditions under the Purchase Agreement, the Company deliver Advance Notices from time to time, provided that the Pricing Period for all prior advances has been completed. For these purposes, “Pricing Period” means one trading day, as notified by the Company to Arena in the applicable Advance Notice, commencing on the date of the Advance Notice. The purchase price of the shares of Common Stock will be equal to 97% of the simple average of the daily VWAP of the Common Stock during the Pricing Period.

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

As of December 31, 2023, the Company exercised this equity line of credit of an aggregate amount of $2,940,985 in exchange for 1,308,741 shares of Common Stock. The balance available as of December 31, 2023, to draw on the equity line of credit after the draw was $37,059,015 and is subject to shareholder approval for the issuance of additional shares.

On February 14, 2024, this agreement was terminated. Refer to Note 13- Subsequent Events for additional details.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,	December 31,
	2023	2022

Furniture and fixtures	$92,821	$69,840
Leasehold improvements	42,493	30,298
Equipment	22,240	22,240
Vehicles	-	32,000
Computer software	124,702	-
	$282,256	$154,378
Less accumulated depreciation	(79,835)	(80,184)
	$202,421	$74,194

Depreciation expense on property and equipment for the years ended December 31, 2023 and 2022, were $17,429 and $22,521, respectively. In 2023 the Company sold its vehicles for a gain of $13,778 and a recovery of depreciation expense of $17,778.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table sets forth the changes in the carrying amount of goodwill for the year ended December 31, 2023 and 2022:

Total
Balance at December 31, 2021	$1,484,966
2022 activity	-
Balance at December 31, 2022	1,484,966
2023 activity	-
Balance at December 31, 2023	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2023 and 2022:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets at January 1, 2021
Capitalized software	$3,014,490	-	$(2,483,429)	$531,061
Customer relationships	3,713,434	-	(1,363,054)	2,350,380
Acquired technology	1,527,186	-	(1,447,758)	79,428
Total definite-lived intangible assets at December 31, 2022	$8,255,110	$-	$(5,294,241)	$2,960,869
Capitalized software	3,741,511	-	(2,838,099)	903,412
Customer relationships	5,272,578	(105,676)	(2,186,490)	2,980,412
Acquired technology	1,527,186	-	(1,527,186)	-
Total definite-lived intangible assets at December 31, 2023	$10,541,275	$(105,676)	$(6,551,775)	$3,883,824

Amortization expense of intangible assets was $1,257,534 and $1,269,564, respectively, for the years ended December 31, 2023 and 2022. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization period
Capitalized software	3.2 years
Customer relationships	4.7 years

As of December 31, 2023, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

Estimated
2024	$1,357,783
2025	$1,357,783
2026	$1,087,976
2027	$80,282

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

Upon the closing of the Business Combination FGMC caused Purchaser to be paid directly out of the funds held in FGMC’s trust account, a cash amount (the “Prepayment Amount”) equal to the number of Purchased Shares multiplied by the amount paid to redeeming stockholders in connection with the Business Combination (the “Redemption Price”). The Redemption Price was $10.69.

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

8. DEBT

		December 31,	December 31,
		2023	2022
(1)	Convertible Note bearing interest at 12% due May, 2023	$-	$578,802
(2)	Note bearing interest at 15% due September 1, 2023	-	1,012,500
(2)	Note bearing interest at 15% due September 1, 2023	-	506,250
(3)	Note bearing interest at 18% due October 1, 2026	27,540	32,752
(4)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,988,793	1,960,965
(5)	Promissory Note bearing interest at 14%, due January 15, 2023	-	50,892
(6)	Promissory Note bearing interest at 14%, due September 1, 2023	-	329,227
(7)	Promissory Note bearing interest at 15%, due January 25, 2023	-	509,145
(8)	Promissory Note bearing interest at 15%, due September 1, 2023	-	255,490
(8)	Promissory Note bearing interest at 15%, due September 1, 2023	-	255,547
(9)	Convertible Note bearing interest at 15% due March 2024	-	-
(10)	Convertible Note bearing interest at 15% due June 14, 2024
(11)	Convertible Note bearing interest at 15% due June 14, 2024
(12)	Convertible Note bearing interest at 15% due July 24, 2024	-	-
(13)	Promissory Note bearing interest at 12%, due October 31, 2023	38,609	-
(14)	Convertible Note bearing interest at 12% due May 13, 2024	388,380
(15)	Convertible Note bearing interest at 12%, due October 31, 2024	569,391	-
(15)	Convertible Note bearing interest at 12%, due December 18, 2024	574,961
(16)	Convertible Note bearing interest at 12%, due December 19, 2024	80,722
(17)	Convertible Note bearing interest at 12%, due December 19, 2024	80,509
(14)	Convertible Note bearing interest at 12%, due December 28, 2024	114,781
(2)	Convertible Note bearing interest at 12%, due June 1, 2024	473,743
(18)	Promissory Note bearing interest at 15%, due December 26, 2024	2,000,000
	Total notes payable	6,337,429	5,491,570
	Less: Unamortized debt discounts	-	-
	Less: unamortized financing costs	(196,837)	(7,444)
	Total notes payable, net of financing costs	6,140,592	5,484,126
	Less current maturities	(4,720,455)	(4,034,865)
	Total Long-Term Debt	$1,420,137	$1,449,261

F-25

1.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000. An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share based on Old iCore common share value. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 87,132 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.60 per share for the first 43,566 Warrant Shares and $0.75 for the next 43,566 Warrant Shares. In August 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 108,915 warrants being issued and the strike price repriced to $0.30 for all 196,047 warrants. In December 2022, the down round provision in the Warrant Agreement was triggered again resulting in an additional 49,012 warrants to be issued and the strike price repriced to $0.24 for all 245,059 warrants. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note. This note and accrued interest was converted in January 2023 for 202,343 shares of Common Stock. In May 2023 the Company and the warrant holder renegotiated the outstanding warrants back to their original intended values at issuance date of 43,566 exercisable at $0.60 and 43,566 exercisable at $0.75. As part of the Merger, the warrants were converted on a cashless basis into 28,621 shares of Common Stock.

2.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance. An interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 33,513 restricted shares of the Company’s Common Stock and 50,269 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.75 per share. In December 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 75,403 warrants being issued and the strike price repriced to $0.30 for all 125,672 warrants. In December 2022 the down round provision in the Warrant Agreement was triggered again resulting in an additional 31,418 warrants being issued and the strike price repriced to $0.30 for all 157,090 warrants. In May the Company and the warrant holder renegotiated the outstanding warrants back to their original intended values at issuance date of 50,269 exercisable at $0.75. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger these notes totalling $1,500,000 along with outstanding interest of $nil was converted on August 25, 2023 into 173,339 common shares and the warrants were converted on a cashless basis into 28,621 shares of Common Stock.

In August 2023, the Company agreed to a Satisfaction Agreement in conjunction with the conversion of debt in the amount of $1,500,000 to be done at the time of Merger. The Satisfaction Agreement provides that the Company would provide the equity holder cash proceeds on the difference between the proceeds from the sale of stock and the face value of debt up to $1,500,000 subject to certain selling limitations on or before August 2024. The lender sold $1,000,000 worth of stock for a net return of $526,257 and invoked the Satisfaction Agreement in October 2023. In December 2023, the Company and lender agreed to enter into a new Convertible Promissory Note in the amount of $473,743 with a maturity of six months after issuance. An interest rate of 12% per annum shall accrue and be paid on maturity. The Note and accrued interest is convertible at $1.24 per share into the Company’s Common Stock.

3.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

4.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. In December 2023 the Company and the secured lender entered into a Forbearance Agreement whereby the Company will be required to provide additional reporting weekly and monthly reporting, pay a forbearance fee of $300,000 which would be applied to outstanding interest and fees, along with other customary requests in exchange for a forbearance and the adjustment of the loan to interest only till July 2024.

F-26

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

6.

In April 2022, the Company signed a $300,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in October 2022, this note was reissued under the same terms with a maturity of date of six (6) months.  In March 2023, the term of this note was extended to September 1, 2023.The promissory note is subordinated to the Company’s senior lenders. As part of the Merger the principal of $300,000 along with outstanding interest of $55,693 was converted on August 25, 2023 into 41,104 common shares.

7.

In July 2022, the Company signed a $500,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 15% per annum. The note is callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. This note was fully repaid in March 2023.

8.

In August 2022, the Company signed two $250,000 unsecured promissory notes with a maturity date six (6) months after issuance with an interest charge of 15% per annum to the same investor in 14 and 9. The notes are callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. In March 2023, the term of these notes were extended to September 1, 2023.The promissory notes are subordinated to the Company’s senior lenders. As part of the Merger these notes with principal balance totalling $500,000 along with outstanding interest of $nil was converted on August 25, 2023 into 57,780 common shares.

9.

In March 2023, the Company entered into a twelve (12) month Convertible Secured Promissory Note (“Note”). The Note is for $2,500,000 with $500,000 paid to the Holder on issuance for net proceeds of $2,000,000. The Note carries and interest of 15% per annum which can be paid in cash or kind and it is convertible either into the Company’s Common Stock after six months from date of issuance at $0.10 per share, or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination.  As a condition of the Note all existing outstanding Notes maturing before September 1, 2023 had their term extended to September 1, 2023. In addition, all vested option holders and all warrant holders were provided with a cashless purchase option at time of the Business Combination. The Note is superior to all notes in terms of security except of our Senior Secured Note Payable. In May 2023 all warrant holders with down round provisions provided a waiver to the potential down round triggering event on any conversion issuance. As part of the Merger this note with principal balance of $2,500,000 along with outstanding interest of $115,535 was converted on August 25, 2023 into 876,522 common shares.

F-27

10.

In June 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $77,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger the principal of $77,000 along with outstanding interest of $2,074 was converted on August 25, 2023 into 9,138 common shares.

11.

In June 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $6,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger the principal of $6,000 along with outstanding interest of $162 was converted on August 25, 2023 into 712 common shares.

12.

In July 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $40,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders. As part of the Merger the principal of $40,000 along with outstanding interest of $412 was converted on August 25, 2023 into 4,670 common shares.

13.

In September 2023 the Company entered into a sixty-day Promissory Note (“Note”) in the amount of $1,200,000 related to its purchase of the assets of Preferred Dental Development LLC. The Note carries an interest of 12% per annum and is subordinated to the Company’s senior lenders. The principal balance of the note was fully repaid in December 31, 2023 with only the interest portion of $38,609 outstanding as of December 31, 2023. The promissory note is subordinated to the Company’s senior lenders

F-28

14.

In October 2023, the Company entered into a promissory note for $350,000. The maturity of the Promissory Note is May 13, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.85 per share. In conjunction with the Promissory Note, the Company also issued a five-year warrant to purchase 24,500 shares of Company common stock with an exercise price of $2.04. The value of the warrants of 13,498 as determined by a Black-Scholes calculation is separated from the value of the note and expensed equally over the term of the note as a financing fee. On December 28, 2023, the Company entered into a securities purchase agreement with the existing investor, pursuant to which the Company issued the investor a convertible note in principal amount of $100,000. The maturity of the convertible note is December 28, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.31 or $1.57 for the share price of conversion. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d). The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d). The promissory notes are subordinated to the Company’s senior lender.

15.

In October 2023, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a Convertible Promissory Note in principal amount of $500,000. The maturity of the Convertible Promissory Note is October 31, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.58 or $1.90. In December 2023, the Company entered into a securities purchase agreement with the existing investor, pursuant to which the Company issued the investor a convertible note in principal amount of $500,000. The maturity of the convertible note is December 18, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $2.31 or $2.77 for the share price of conversion. The promissory notes are subordinated to the Company’s senior lender.

16.

In December 2023, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible note in principal amount of $70,000. The maturity of the convertible note is December 19, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.69 or $2.03 for the share price of conversion. The promissory notes are subordinated to the Company’s senior lender.

17.

In December 2023, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible note in principal amount of $70,000. The maturity of the convertible note is December 19, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.69 or $2.03 for the share price of conversion. The promissory notes are subordinated to the Company’s senior lender.

18.

In December 2023, the Company issued a subordinated note to a service provider in principal amount of $2,000,000 in exchange for conversion of an account payable in the amount of $2,000,000. The maturity of the subordinated note is December 26, 2024 and carries an interest rate of 15% per annum and is to be paid in interest only installments for three months followed with a ballon payment in month four and then a combination of principal and interest payments for the remaining term. The note is secured by the assets of the Company and is junior to the security interest of the Company’s senior lender. As part of the note payable the Company agreed to purchase investor relation consulting services totaling $200,000 payable in quarterly installments beginning in January 2024.

9. INCOME TAXES

The Company has incurred net losses since inception. As of December 31, 2023, the Company had cumulative federal net operating loss carryforwards of approximately $27,559,000 which are available to be carried forward indefinitely and federal net operating loss carryforwards of approximately $62,985,000 which at the latter date may be carried forward for tax years ending through December 31, 2038. As of December 31, 2023, the Company had cumulative state net operating loss carryforward of approximately $5,900,000 which will begin expiring in 2031 if not utilized prior to then. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred taxes comprise the following as of December 31, 2023 and 2022:

	2023	2022

Net Operating Losses	$19,676,000	$14,849,000
Intangible assets	926,000	74,000
Stock-based compensation-nonqualified	433,000	418,000
Property and equipment	(12,000)	(140,000)
Allowance for bad debts	25,000	-
Forward purchase agreement	562,000	-
Organizational costs	224,000	195,000
ROU lease liability	289,000	-
Net Deferred Tax Asset	22,123,000	15,396,000

ROU lease asset	(273,000)	-
Total Deferred Tax Liability	(273,000)	-

Valuation Allowance	$(21,850,000)	$(15,396,000)

Reconciliation of the effective income tax rate to the federal statutory rate:
Federal Income Tax Rate	21%	21%
Permanent Differences	(3)%	(2)
State Taxes, net	0%	3
Cumulative adjustments	23%
Change in valuation allowance including the effect of the rate change	(41)%	(22)%
Effective income tax rate	0%	0%

10. CONCENTRATION OF CREDIT RISK

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

The Company has no significant customers (greater than 10% of total revenue) in its 2023 and 2022 revenue. The Company has accounts receivable concentration with one customer in 2023 representing 25% and two customers with concentrations of 12% and 11% respectively of total accounts receivables outstanding as of December 31, 2023 and one customers that represent 31% of accounts receivable outstanding as of December 31, 2022.

11. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On September 22, 2021, the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022, located in Ocoee, Florida. The lease provides for a five-year renewal term at the option of the Company. In April 2023, the Company entered into a lease agreement with its existing landlord of its Florida location for a lease of an additional 2,295 square feet of space beginning at the earlier of June 1, 2023 or completion of build out for a five year term.

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

As of December 31, 2023, undiscounted future lease obligations for the office space are as follows:

Lease Commitments
as of December 31, 2023
Less than 1 year	1-3 years	3-5 years	Total
$369,849	$1,059,423	$89,038	$1,518,310

Lease costs for the year ended December 31, 2023 were $347,910 and cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023 were $40,412. As of December 31, 2023, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,518,310
Less: Imputed Interest	(330,476)
Lease liabilities	$1,187,834

(B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Chief Executive Officer

We entered into an employment agreement, effective September 1, 2023, with Robert McDermott, pursuant to which he agreed to serve as our Chief Executive Officer for an initial term of three years, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. Mr. McDermott’s agreement provided for an initial annual base salary of $500,000.  Mr. McDermott is eligible to receive an annual bonus of up to 100% of his base salary, provided final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to his agreement, for each fiscal year during the term, Mr. McDermott will be entitled to an annual equity grant of up to $2,500,000; provided that the final determination on the amount of the annual grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

If Mr. McDermott’s employment is terminated at our election without “cause”, or by Mr. McDermott for “good reason,” Mr. McDermott shall be entitled to receive severance payments equal to 18 months of Mr. McDermott’s base salary; provided that such amounts shall be increased to 24 months of Mr. McDermott’s base salary if Mr. McDermott’s agreement is terminated without “cause” or by Mr. McDermott for “good reason” within three months prior to or twelve months after of a “change of control.” In addition, if Mr. McDermott’s agreement is terminated without “cause” or by Mr. McDermott for “good reason” within three months prior to or twelve months after of a “change of control,” any of the unvested equity awards shall also immediately vest. During any period that Mr. McDermott is entitled to severance payments, the Company will continue to pay the same portion of Mr. McDermott’s medical and dental insurance premiums under COBRA as during active employment until the earlier of (1) six months from the termination of employment, or (2) the date Mr. McDermott is eligible for medical and/or dental insurance benefits from another employer. Mr. McDermott agreed not to compete with us until 12 months after the termination of his employment.

Chief Financial Officer

We entered into an employment agreement, effective September 1, 2023, with Archit Shah, pursuant to which he agreed to serve as our Chief Financial Officer for an initial term of three years, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. Mr. Shah’s agreement provided for an initial annual base salary of $314,000.  Mr. Shah is eligible to receive an annual bonus of up to 50% of his base salary, provided  final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to his agreement, Mr. Shah for each fiscal year during the term, Mr. Shah will be entitled to an annual equity grant of up to $693,000; provided that the final determination on the amount of the annual grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

If Mr. Shah’s employment is terminated at our election without “cause”, or by Mr. Shah for “good reason,” Mr. Shah shall be entitled to receive severance payments equal to six months of Mr. Shah’s base salary; provided that such amounts shall be increased to 12 months of Mr. Shah’s base salary if Mr. Shah’s agreement is terminated without “cause” or by Mr. Shah for “good reason” within three months prior to or twelve months after of a “change of control.” In addition, if Mr. Shah’s agreement is terminated without “cause” or by Mr. Shah for “good reason” within three months prior to or twelve months after of a “change of control,” any of the unvested equity awards shall also immediately vest. During any period that Mr. Shah is entitled to severance payments, the Company will continue to pay the same portion of Mr. Shah’s medical and dental insurance premiums under COBRA as during active employment until the earlier of (1) six months from the termination of employment, or (2) the date Mr. Shah is eligible for medical and/or dental insurance benefits from another employer. Mr. Shah agreed not to compete with us until 12 months after the termination of his employment.

Chief Operating Officer

We entered into an employment agreement, effective September 1, 2023, with David Fidanza pursuant to which he agreed to serve as our Chief Operating Officer for an initial term of three years, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. Mr. Fidanza’s agreement provided for an initial annual base salary of $296,000. Mr. Fidanza is eligible to receive an annual bonus of up to 50% of his base salary, provided final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to his agreement, Mr. Fidanza for each fiscal year during the term, Mr. Fidanza will be entitled to an annual equity grant of up to $666,000; provided that the final determination on the amount of the annual grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

If Mr. Fidanza’s employment is terminated at our election without “cause”, or by Mr. Fidanza for “good reason,” Mr. Fidanza shall be entitled to receive severance payments equal to six months of Mr. Fidanza’s base salary; provided that such amounts shall be increased to 12 months of Mr. Fidanza’s base salary if Mr. Fidanza’s agreement is terminated without “cause” or by Mr. Fidanza for “good reason” within three months prior to or twelve months after of a “change of control.” In addition, if Mr. Fidanza’s agreement is terminated without “cause” or by Mr. Fidanza for “good reason” within three months prior to or twelve months after of a “change of control,” any of the unvested equity awards shall also immediately vest. During any period that Mr. Fidanza is entitled to severance payments, the Company will continue to pay the same portion of Mr. Fidanza’s medical and dental insurance premiums under COBRA as during active employment until the earlier of (1) six months from the termination of employment, or (2) the date Mr. Fidanza is eligible for medical and/or dental insurance benefits from another employer. Mr. Fidanza agreed not to compete with us until 12 months after the termination of his employment.

Chief Technology Officer

We entered into an employment agreement, effective September 1, 2023, with Murali Chakravarthi pursuant to which each officer agreed to serve as our Chief Technology Officer for an initial term of three years, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. Mr. Chakravarthi’s agreement provided for an initial annual base salary of $300,000. Mr. Chakravarthi is eligible to receive an annual bonus of up to 50% of his base salary, provided  final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to his agreement, Mr. Chakravarthi for each fiscal year during the term, Mr. Chakravarthi will be entitled to an annual equity grant of up to $675000; provided that the final determination on the amount of the annual grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

If Mr. Chakravarthi’s employment is terminated at our election without “cause”, or by Mr. Chakravarthi for “good reason,” Mr. Chakravarthi shall be entitled to receive severance payments equal to six months of Mr. Chakravarthi’s base salary; provided that such amounts shall be increased to 12 months of Mr. Chakravarthi’s base salary if Mr. Chakravarthi’s agreement is terminated without “cause” or by Mr. Chakravarthi for “good reason” within three months prior to or twelve months after of a “change of control.” In addition, if Mr. Chakravarthi’s agreement is terminated without “cause” or by Mr. Chakravarthi for “good reason” within three months prior to or twelve months after of a “change of control,” any of the unvested equity awards shall also immediately vest. During any period that Mr. Chakravarthi is entitled to severance payments, the Company will continue to pay the same portion of Mr. Chakravarthi’s medical and dental insurance premiums under COBRA as during active employment until the earlier of (1) six months from the termination of employment, or (2) the date Mr. Chakravarthi is eligible for medical and/or dental insurance benefits from another employer. Mr. Chakravarthi agreed not to compete with us until 12 months after the termination of his employment.

(C) LITIGATION

The Company from time to time, may be a party to various litigation, claims and disputes, arising in the ordinary course of business. While the ultimate impact of such actions cannot be predicted with certainty, we believe the outcome of these matters, except for that noted below, will not have a material adverse effect on our financial condition or results of operations.

On August 18, 2021, iCoreConnect received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of its assets that were previously pledged as security to Sonoran Pacific Resources, LLP, an Arizona limited liability partnership (“SPR”) and Jerry Smith (“Smith”) (collectively, the “lender”). On November 1, 2022, iCoreConnect entered into a settlement agreement and release (the “Settlement Agreement”) with SPR and Smith in connection with the above litigation. In order to resolve all matters subject to the dispute, the Settlement Agreement provided that on, or before, the 60th day following the effective date of the Settlement Agreement, which was November 1, 2022 (such 60th day, the “Payment Date”), iCoreConnect shall redeem, and/or or iCoreConnect’s designees shall acquire, a total of 9,000,000 shares of iCoreConnect Common Stock from SPR and certain shareholders or affiliates of SPR at a purchase price of $0.08 per share. The Settlement Agreement further provided that in addition to the purchase of the foregoing 9,000,000 shares, iCoreConnect or its designee will have the option, but not the obligation, to acquire or redeem any or all of the remaining 5,401,887 shares held by certain shareholders or affiliates of SPR on, or before, the Payment Date, at the cost of $0.08 per share. In connection with the dispute, iCoreConnect had previously posted a cash bond of $200,000 with the court. Pursuant to the Settlement Agreement, $100,000 was released to SPR upon execution of the Settlement Agreement, which amount will be credited toward the payment of the 9,000,000 shares described above. The foregoing share purchase obligation was satisfied on December 30, 2022. Upon the payment for the shares, the remaining $100,000 of the bond was released to SPR in consideration for the release of all claims and liens and the dismissal of the litigation. Upon iCoreConnect’s compliance with the above share repurchase obligations, J.D. Smith, the son of Jerry Smith, resigned as a director and chairman of Board of Directors. The Settlement Agreement provides that upon the performance of each of the parties of their obligations thereunder, SPR and Smith, on the one hand, and iCoreConnect, on the other hand, each agrees to a complete release of the other party or parties. The Settlement Agreement was fully completed on December 30, 2022 and a full release received from the courts.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. Upon completion of arbitration in October 2022 the Complainant was awarded an Interim Award of Arbitration in the amount of $270,020 which excluded any interest and fee. Subsequent to year end, in February 2023, a final Arbitration award in the amount of $523,415 was issued which includes interest and fees and the Company has fully satisfied this amount and received a Satisfaction of Judgement on October 19, 2023.

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

12. ACQUISITIONS

Preferred Dental Development, LLC (“Preferred Dental”)

On September 1, 2023, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Preferred Dental Development, LLC (the “Seller”). The Seller was engaged in the business of providing dental billing and claims services. Pursuant to the Agreement, the Company purchased the assets of the Seller utilized in the Seller’s business. As consideration for the acquired assets: (i) the Company issued a note to the Seller in the amount of $1,200,000, and (ii) the Company issued to Seller $400,000 worth of shares of Company common stock at $10.00 per share totaling 40,000 shares.

Pursuant to the guidance in FASB ASC Topic 805, Business Combinations, the Company calculated the estimated fair value of the acquired customer relationships using the discounted cash flow approach. The key assumptions and inputs into the cash flow model used were: (1) an annual customer attrition rate of 5%, (2) a gross margin percentage of 37%, (3) a tax rate of 25.50% and (4) a discount rate of 12%.

The following table summarizes the consideration paid and the fair value of the assets acquired at acquisition date:

Preferred Dental
Consideration Paid:	September 1, 2023
Note payable	$1,200,000
Common stock	400,000
$1,600,000

Fair values of identifiable assets acquired:

Assets acquired:
Cash	$40,855
Customer relationships	1,559,145
Total assets acquired	$1,600,000

The following information represent the unaudited pro forma combined results of operations, including acquisitions giving effect to the acquisition as if they occurred at the beginning of years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(unaudited)	(unaudited)

Revenue	$9,311,714	$9,058,801

Net Loss attributable to Common Stockholders	(15,433,055)	(7,611,211)

Weighted average common shares outstanding	7,349,541	5,768,249
Basic and diluted loss per common share	$(2.10)	$(1.32)

13. RELATED PARTY TRANSACTIONS

		December 31,	December 31,
		2023	2022
(1)	Related Party Promissory Note bearing interest at 15% due February 28, 2024	$-	$109,934
(2)	Related Party Promissory Notes bearing interest at 18%, due March 31, 2023		146,118
(3)	Related Party Promissory Note bearing interest at 18%, due December 31, 2023	249,855
(1)	Related Party Promissory Note bearing interest at 12%, due December 31, 2023	225,797
(1)	Related Party Promissory Note bearing interest at 12%, due May 26, 2024	96,753
	Total notes payable	572,405	256,052
	Less: Unamortized debt discounts	-	-
	Less: unamortized financing costs	(21,431)	(11,386)
	Total notes payable, net of financing costs	550,974	244,666
	Less current maturities	(550,974)	(244,666)
	Total Long-Term Debt	$-	$-

1.

In June 2022, the Company signed a $100,000 unsecured promissory note with its then Chief Operating Officer, a related party with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in November 2022, this note including accrued interest totaling $107,500 was reissued under the same terms with a maturity of date of three (3) months. The Company also issued to the Holder a warrant to purchase 18,813 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 9,407 warrants and $0.20 per share for 9,406 warrants. In March 2023, the term of this note was extended to September 1, 2023. In June 2023 the Company signed a $145,010 unsecured promissory note with the same lender with a maturity date of September 1, 2023 after issuance with an interest rate charge of 18% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. In October 2023 after the maturity of the notes, the Company entered into two separate new notes; (a) $200,000 Promissory Note with 12% interest per annum which shall be paid on the maturity date which is December 31, 2023. In conjunction with the issuance of the Promissory Note, the Company also issued the investor a five-year warrant (the “Warrant”) to purchase 14,000 shares of Company common stock with an exercise price of $2.16 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance; (b) the Company issued the investor a convertible promissory note in principal amount of $94,685.91 The maturity of the Convertible Promissory Note is May 26, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.80 per share, which was the closing price of the Company’s common stock on the date of issuance. In conjunction with the Convertible Promissory Note, the Company also issued the investor 6,629 shares of Company common stock and a five-year warrant to purchase 6,629 shares of Company common stock with an exercise price of $2.15 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d). The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d).The promissory notes are subordinated to the Company’s senior lenders. Accrued and unpaid interest as of December 31, 2023 was $6,433 and unamortized financing costs were $21,431.

2.

In December 2022, the Company entered into an unsecured promissory note with its Chief Executive Officer, a related party in exchange for $55,000. The maturity of the promissory note is four months from the date of issuance and carries an interest rate of 15% per annum. In conjunction with the promissory note, the Company also issued a warrant to purchase 23,625 shares of common stock which expires five years December 15, 2022 and has an exercise price of $0.20 with respect to 11,813 shares underlying the Warrant and $0.25 with respect to 11,812 shares underlying the Warrant. The promissory note is subordinated to the Company’s senior lender. In addition, in December 2022, the Company entered into an unsecured convertible promissory note with the same related party in exchange for $80,000. The maturity of the convertible note is March 31, 2023 and carries an interest rate of 15% per annum and is convertible into Company common stock at a conversion rate of $0.08 per share. The Convertible Note was converted into 1,019,315 shares of Common Stock in January 2023 and the Promissory Note was fully repaid in March 2023.

3.

In June 2023 the Company entered into a promissory note with an entity controlled by its Chief Executive Officer, a related party. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000 and matures on December 31, 2023. The Note carries an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $7.45 at the sole discretion of the issuer. The promissory note is subordinated to the Company’s senior lender. Accrued and unpaid interest as of December 31, 2023 was $3,184.

14. SUBSEQUENT EVENTS

On January 1, 2024, the Company entered into an Asset Purchase Agreement  with Ally Commerce, Inc. dba FeatherPay ( “FeatherPay”). FeatherPay was engaged in the business of healthcare billing and payment processing.  As consideration for the acquired assets: (i) the Company paid to FeatherPay $500,000 in cash, and (ii) the Company agreed to issue to FeatherPay’s stockholders an aggregate of $4,800,000 worth of shares (the “Stock Consideration”) of Company’s Series A Preferred Stock, par value $0.0001 at $10.00 per share totaling 480,000 shares. The transactions contemplated by the Agreement were consummated concurrent with the execution of the Agreement, and the shares of the Company’s Series A Preferred Stock were issued to the Seller’s stockholders pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with the issuance of the Stock Consideration, and concurrent with the execution of the Agreement, the Company and FeatherPay’s stockholders entered into a Subscription Agreement, dated January 1, 2024 (the “Subscription Agreement”), whereby the Company will issue the Series A Preferred Stock to the FeatherPay’s’s stockholders. The Company’s Series A Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations as set forth in the Company’s final prospectus and definitive proxy statement dated July 11, 2023. Pursuant to the Subscription Agreement, the Subscribers’ (as defined in the Subscription Agreement) ability to convert the Series A Preferred Stock into shares of the Company’s Common Stock, par value $0.0001, is limited to the extent that such conversion would not require approval of the Company’s stockholders in connection with the rules of the Nasdaq Stock Market. In the event that such conversion is limited by the Subscription Agreement, the Company shall seek shareholder approval of such conversions, and in no event more than 180 days following the date that such securities would have otherwise been convertible into share of the Company’s Common Stock.

On January 1, 2024, the Company entered into an Asset Purchase Agreement with Teamworx LLC (“Teamworx”). Teamworx was engaged in the business of healthcare billing and payment processing.  Pursuant to the Agreement, the Company purchased the assets of the Seller utilized in the Seller’s business. As consideration for the acquired assets: (i) the Company paid to Seller $125,000 in cash, and (ii) the Company agreed to issue to Seller $575,000 worth of shares of Company Series A Preferred Stock at $10.00 per share totaling 57,500 shares. The shares of Company Series A Preferred Stock will be issued to the Seller pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The Seller agreed to cover their cash consideration into a Note Payable maturing on January 31, 2024 without any interest. On February 1, 2024 the Seller agreed to a new Note Payable with 12% annual interest maturing February 29, 2024. On February 28, 2024 the Seller agreed to extend the maturing date to March 31, 2024

In connection with the issuance of the Stock Consideration, and concurrent with the execution of the Agreement, the Company and Seller’s stockholders entered into a Subscription Agreement, dated January 1, 2024 (the “Subscription Agreement”), whereby the Company will issue the Series A Preferred Stock to the Seller’s stockholders. The Company’s Series A Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations as set forth in the Company’s final prospectus and definitive proxy statement dated July 11, 2023. Pursuant to the Subscription Agreement, the Subscribers’ (as defined in the Subscription Agreement) ability to convert the Series A Preferred Stock into shares of the Company’s Common Stock, par value $0.0001, is limited to the extent that such conversion would not require approval of the Company’s stockholders in connection with the rules of the Nasdaq Stock Market. In the event that such conversion is limited by the Subscription Agreement, the Company shall seek shareholder approval of such conversions, and in no event more than 180 days following the date that such securities would have otherwise been convertible into share of the Company’s Common Stock.

On January 1, 2024, the Company entered into an Asset Purchase Agreement  with Verifi Dental, Limited (the “Seller”). The Seller was engaged in the business of healthcare billing and payment processing. As consideration for the acquired assets: (i) the Company paid to Seller $360,000 in cash, and (ii) the Company agreed to issue to Seller $840,000 worth of shares of Company Series A Preferred Stock at $10.00 per share totaling 84,000 shares. The shares of Company Series A Preferred Stock will be issued to the Seller pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with the issuance of the Stock Consideration, and concurrent with the execution of the Agreement, the Company and Seller’s stockholders entered into a Subscription Agreement, dated January 1, 2024 (the “Subscription Agreement”), whereby the Company will issue the Series A Preferred Stock to the Seller’s stockholders. The Company’s Series A Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations as set forth in the Company’s final prospectus and definitive proxy statement dated July 11, 2023. Pursuant to the Subscription Agreement, the Subscribers’ (as defined in the Subscription Agreement) ability to convert the Series A Preferred Stock into shares of the Company’s Common Stock, par value $0.0001, is limited to the extent that such conversion would not require approval of the Company’s stockholders in connection with the rules of the Nasdaq Stock Market. In the event that such conversion is limited by the Subscription Agreement, the Company shall seek shareholder approval of such conversions, and in no event more than 180 days following the date that such securities would have otherwise been convertible into share of the Company’s Common Stock.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $50,000 in exchange for $50,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $5,000 in exchange for $5,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws.

On February 9, 2024, the Company issued a convertible note entered into a securities purchase agreement with an investor with an effective date of December 29, 2023, pursuant to which the Company in principal amount of $473,743 in exchange for the conversion of a payable in the amount of $473,743. The maturity of the convertible note is June 1, 2024 and carries an interest rate of 12% per annum and is convertible into Company common stock at a conversion rate equal to 100% of the closing price of the Company’s common stock on December 29, 2023, provided such conversion right is subject to approval of the transaction by the Company’s shareholders.

On February 12, 2024, the Company entered into a Forbearance Agreement with its senior secured lender whereby the Company agreed to make $300,000 payment to cure certain defaults under the original Loan Agreement. In addition the Company agreed to increase the default rate of interest in the Loan Agreement, report certain financial and cash metrics on a weekly basis, budgetary updates as well as pay down of balance of 10% of all financing raised over $500,000, in exchange for interest only payments until July 2024 and waiver of all covenants.

As discussed in Note 4 – Stockholder’s Equity, on February 14, 2024, the Company provided termination notification Arena for the Purchase Agreement entered into by the parties on September 12, 2023 with an effective date of February 15, 2024. There were no penalties associated with the termination. The Company expensed the balance of the deferred financing fees it had capitalized associated with the transaction.

On February 26, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible notes in the aggregate principal amount of up to $2,375,000. The Purchase Agreement contemplates funding of the investment across two tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $1,375,000 will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $1,250,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), the Company will also issue the Investors 85,174 shares of Company common stock (the “Commitment Shares”). Subject to satisfying the conditions discussed below, the Company has the right under the Purchase Agreement, but not the obligation, to require that the Investors purchase additional Notes at one additional closing. Upon notice, the Company may require that the Investors purchase an additional aggregate principal amount of $1,100,000 of Notes, in exchange for aggregate gross proceeds of $1,000,000, if, among other items, (i) the Registration Statement (as described below) is effective; and (ii) the Shareholder Approval (as described below) has been obtained. The Notes will mature 12 months from their respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Notes will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. Each holder of Notes may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $1.848 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment.  A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion. The Company received a waiver for untimely filing of its regulatory reporting requirements from the lender.

On March 29, 2024the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Board, approved the amendment of the Company’s 2023 Stock Plan (the “Plan”), subject to approval by the Company’s stockholders at its 2024 Annual Meeting of Stockholders (the “Annual Meeting”), to increase the aggregate number of shares of Company common stock that may be issued pursuant to Awards (as defined in the Plan) by 11,000,000 shares (the “Plan Amendment”).

On March 29, 2024, the Compensation Committee approved a management incentive plan pursuant to which it agreed to issue ten-year options with an immediate vest to purchase shares of Company common stock at an exercise price of $3.10 per share, subject to the approval of the Plan Amendment at the Annual Meeting, to the following officers, among other employees, (i) Robert McDermott, Chief Executive Officer and President – options to purchase 1,817,742 shares of Company common stock; (ii) Archit Shah, Chief Financial Officer – options to purchase 482,259 shares of Company common stock; (iii) David Fidanza, Chief Information Officer – options to purchase 352,420 shares of Company common stock; (iv) Muralidar Chakravarthi, Chief Technology Officer – options to purchase 352,420 shares of Company common stock; (v) Jeffrey Stellinga, Vice President – options to purchase 352,420 shares of Company common stock.

On April 2, 2024 the Company entered into a promissory note in the principal amount of $200,000 with an existing investor. The maturity of the promissory note is June 30, 2024 and carries an interest rate of 12% per annum. The note is subordinate to the Company’s senior lenders.

On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a convertible note in the principal amount of $200,000 in exchange for $200,000. The maturity of the convertible note is April 30, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 30,000 shares of our common stock with an exercise price of $1.50.

On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a promissory note in the principal amount of $260,000 in exchange for $260,000. The maturity of the promissory note is April 30, 2024 and carries an interest rate of 20% per annum. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 39,000 shares of our common stock with an exercise price of $1.50.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer, who is our principal financial and accounting officer, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and material weakness related to our inability to adequately segregate responsibilities over the financial reporting process to ensure the accuracy of information. In addition, management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications and we also plan to hire additional personnel to help provide adequate segregation of duties in the financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer were responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer, and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weakness described above.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Items 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules (As Restated).

(a) Financial Statements

The financial statements included in this Form 10-K are listed in Item 8.

(b) Exhibits*:

Exhibit No.	Description
2.1**

Merger Agreement and Plan of Reorganization, dated as of January 5, 2023 by and among FG Merger Corp., FG Merger Sub Inc. and iCoreConnect Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 6, 2023)

3.1

Certificate of Amended and Restated Articles of Incorporation of iMedicor, Inc. filed with the Secretary of State of the State of Nevada on June 29, 2017, effective June 30, 2017, changing the name of iMedicor, Inc. to iCoreConnect Inc. (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

3.2	Amended and Restated By-Laws of the Company as amended and restated on December 21, 2021.
4.1*	Description of Securities
4.2	Common Stock Purchase Warrant between iCoreConnect Inc. and Jeffrey Stellinga dated November 28, 2022
4.3	Common Stock Purchase Warrant between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.1

Stock Purchase Agreement dated as of January 19, 2018 among iCoreConnect Inc. and Christopher L. Elley and Cile L. Spelce, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

10.2	Asset Purchase Agreement dated as of April 30, 2019 between iCoreConnect Inc. and ClariCare Inc., (incorporated by reference to the Company's Current Report on Form 8-K filed on May 2, 2019).
10.3

Asset Purchase Agreement dated as of January 3, 2020 between iCoreConnect Inc. and Computer Plumber, LLC, a North Carolina limited liability company doing business as TrinIT (incorporated by reference to the Company’s Registration Report Form 10Q filed on May 17, 2021).

10.4	Asset Purchase Agreement dated as of April 23, 2021 between iCoreConnect Inc. and Heyns Unlimited, LLC (incorporated by reference to the Company’s Registration Report Form 10Q filed on May 17, 2021)
10.5	Asset Purchase Agreement dated as of May 31, 2021 between iCoreConnect Inc. and BCS Tech Center, Inc. (incorporated by reference to the Company’s Registration Report Form 10Q filed on August 23, 2021)
10.6	Asset Purchase Agreement dated as of September 1, 2021 between iCoreConncect Inc. and Spectrum Technology Solutions, LLC
10.7	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Robert McDermott
10.8	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and David Fidanza
10.9	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Jeffrey Stellinga
10.11	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Muralidar Chakravarthi
10.12	Executive Employment Agreement dated as of August 7, 2021 between iCoreConnect, Inc. and Archit Shah
10.13	iCoreConnect Inc. 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
10.14	Form of Restricted Stock Award Agreement under the 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
10.15	iCoreConnect Inc. 2016 Incentive Bonus Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

32

10.16

Lease Agreement dated October 17, 2017 between iCoreConnect Inc. and Lake Butler Plaza Properties, LLC., (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

10.17	Amended Lease Agreement dated October 26, 2020 between iCoreConnect Inc. and Lake Butler Plaza Properties, LC.
10.18	Lease Agreement for iCoreConnect Inc. and 2 One 2 of Concord, LLC dated July 14, 2020. (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)
10.19

Lease extension dated September 10, 2021 between iCoreConnect Inc and Lake Butler Plaza Properties LLC (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)

10.20	Lease Agreement dated September 22, 2021 between iCoreConnect Inc and Four Two Nine, Inc. (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)
10.21	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021. (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)
10.22

Small Business Administration PPP Loan between iCoreConnect Inc. and Fairwinds Credit Union dated May 6, 2020 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)

10.23	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)
10.24	Secured Promissory Note dated February 28, 2022 for $2,000,000 at 17.5% interest to be repaid with six months of interest only and 42 months of principle and interest
10.25	Fifth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 16, 2019 (incorporated by reference to the Company’s Registration Report on Form 10-K filed March 27, 2020)
10.26	Lease Agreement for iCoreConnect Inc. and Los Arcos Professional Center LLC dated May 12th, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q/A filed November 15, 2021)
10.27	Promissory Note between iCoreConnect Inc. and Lucas Ventures, LLC dated August 31, 2021
10.28	Promissory Note between iCoreConnect Inc. and LGH Investments, LLC dated August 31, 2021
10.29	Promissory Note between iCoreConnect Inc. and Gary Boyer dated April 15, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.30	Promissory Note between iCoreConnect Inc. and Steve Wubker dated April 21, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.31	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated June 1, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.32	Promissory Note between iCoreConnect Inc. and Gary Boyer dated July 29, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 3, 2022)
10.33	Promissory Note between iCoreConnect Inc. and Gary Boyer dated August 5, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 8, 2022)
10.34	Promissory Note between iCoreConnect Inc. and Gary Boyer dated August 18, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 19, 2022)
10.35	Promissory Note between iCoreConnect Inc. and Gary Boyer dated November 15, 2022
10.36	Promissory Note between iCoreConnect Inc. and Steve Wubker dated October 21, 2022
10.37	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated November 27, 2022
10.38	Promissory Note between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.39	Convertible Note between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.40	Convertible Secured Promissory Note between iCoreConnect Inc. and FG Financial Group, Inc. dated March 15, 2023
23.1*	Consent of Marcum LLP
31.1*	CEO Certification pursuant to rule 13a-14(a)
31.2*	CFO Certification pursuant to rule 13a-14(a)
32.1*	CEO Sarbanes Oxley certification
32.2*	CFO Sarbanes Oxley certification
97*	iCoreConnect, Inc. Restatement Recoupment Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________

* Filed herewith.

** Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). FGMC agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

+ Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICORECONNECT, INC.

By:	/s/ Robert P McDermott
Robert P McDermott,
Chief Executive Officer

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	April 18, 2024
(Principal Executive Officer)
/s/ Archit Shah
Archit Shah	Chief Financial and Accounting Officer	April 18, 2024
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer and Director	April 18, 2024
(Principal Executive Officer)

/s/ Archit Shah
Archit Shah	Chief Financial Officer	April 18, 2024
(Principal Financial and Accounting Officer)

/s/ Joseph Gitto
Joseph Gitto	Director	April 18, 2024

/s/ Harry Travis
Harry Travis	Director	April 18, 2024

/s/ John Pasqual
John Pasqual	Director	April 18, 2024

/s/ Kevin McDermott
Kevin McDermott	Director	April 18, 2024

