Form 10-K/A
period 2023-12-31
iCoreConnect Inc.
filed 2024-04-29
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 18, 2024: 10,150,753

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

iCoreConnect Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on April 19, 2024, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “iCoreConnect”, “the Company”, or “we”, “our” and “us” are used herein to refer to iCoreConnect Inc.

2

PART III

Items 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2023. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Robert P. McDermott	57	Chief Executive Officer and President
Archit Shah	49	Chief Financial Officer
David Fidanza	61	Chief Information Officer
Muralidar Chakravarthi	44	Chief Technology Officer
Joseph Gitto	61	Director
John Pasqual	53	Director
Kevin McDermott	58	Director
Harry Travis	69	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Robert P. McDermott (age 57) has been Chief Executive Officer and President of iCoreConnect and is a member of the Company’s board of directors since August 2023. He is a 30-year veteran in sales, operations and finance. Mr. McDermott has had a successful career as an entrepreneur while demonstrating strong leadership skills in running these organizations. Mr. McDermott's Company (AXSA Document Solutions Inc.) made the prestigious Inc. 500 list and was listed as the 173rd fastest growing Company in America while he was CEO. He joined iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) in 2013, bringing more than 25 years of technology industry leadership, and executive management experience to his role with the Company. Mr. McDermott has held positions in various companies as either CEO or President. He has a bachelor’s degree majoring in Finance from Dowling College, NY. Mr. R. McDermott is currently the Chair of the Board. We believe that Mr. McDermott’s history with our company and knowledge of our business provides him with the qualifications to serve as a director.

Archit Shah (age 49) has served as Chief Financial Officer of iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) since September 2021. Mr. Shah brings over 20 years of finance and accounting experience to iCoreConnect. Mr. Shah has extensive experience as a finance and operations consultant focused on start-ups, turnarounds and restructurings in a variety of industries ranging from pharmaceutical companies to consumer health products to fitness concepts. Mr. Shah owned and operated several franchise concepts since 2016 as well as his running his own financial consulting practice since 2014, prior to which he was the Chief Financial Officer for XOS Digital Inc from 2012 to 2014. Mr. Shah holds a Bachelor of Commerce (Honors) from the University of Manitoba and is a designated Chartered Professional Accountant (CPA, CA) from the Chartered Professional Accountants of Manitoba. He is also a Certified Public Accountant by the State of Illinois.

David Fidanza (age 61) joined iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) in April 2015 as the Director of Software Implementation and has served as Chief Information Officer September 2017. His focus over the past 15 years has been on the design, implementation and support of enterprise level software solutions that focus on managing, securing, and delivering data. Mr. Fidanza oversees the MSaaS IT Department, and Content Development Initiatives. Mr. Fidanza holds a Diploma in Computer Processing from The Computer Processing Institute Diploma in New Jersey as wells as over 30 technical and software certifications in various products and softwares.

 Muralidar Chakravarthi (age 44) has served as Chief Technology Officer of iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) since October 2013 and is currently responsible for understanding the business needs and managing the successful design, development and deployment of iCoreConnect’s products and services. Mr. Chakravarthi has extensive experience in designing, developing and deploying multiple products and solutions to market. He was previously the Chief Software Architect for Nasplex Datacenters, LLC from 2010 through 2013, which was acquired by Transformyx Technologies, Inc. His job duties at Nasplex were to manage the design and development of various products and services. His role also included identifying key solutions for certain market spaces. He was also a cofounder of Team Cajunbot (University of Louisiana) — one of the teams that participated and was selected to run in the finals in the DARPA grand challenge for autonomous vehicle research (2004 – 2006). He holds a Master of Science in Computer Science from Southern Illinois University.

Joseph Gitto (age 61) has been a director of iCoreConnect since August 2023.  From January 2012 until March 2019, Mr. Gitto served as co-owner, president, chief financial officer and director of sales of BrightStar Home Health Care, a franchise that provides home skilled and non-skilled care to seniors and pediatrics. From April 2019 to June 2023, Mr. Gitto served as financial planner, business development for Heritage Investment Group. Mr. Gitto is an accomplished senior Finance, Sales and Operational Executive, Entrepreneur, Coach, Thought Leader, and Board Member with more than 25 years of success in various industries covering both public and private entities. Mr. Gitto holds a BS Accounting from Baruch College-CUNY. Mr. Gitto is the lead independent director and chair of the Audit Committee and sits on the Compensation Committee and the Nominating and Governance Committee. We believe that Mr. Gitto’s finance and operational experiences provides him with the qualifications to serve as a director.

John Pasqual (age 53) has been a director of iCoreConnect since August 2023.  Dr. Pasqual served as Clinical Associate Professor at the University of Florida from 2013 to 2015 and has practiced as a board-certified oral & maxillofacial surgeon in private practice since 2010.  Dr. Pasqual brings extensive experience and expertise in healthcare to iCoreConnect.  Dr. Pasqual holds a Doctor of Dental Medicine degree from the University of Pittsburgh and multiple certificates in Oral and Maxillofacial Surgery, Anesthesia and Dentistry from Case Western Reserve University. Dr. Pasqual earned his Bachelor of Arts in Biology & English Literature at the University of Denver.  He is a Fellow of the American College of Oral and Maxillofacial Surgery, American Association of Oral and Maxillofacial Surgeons, and Diplomate of the American Board of Oral and Maxillofacial Surgery.  Dr. Pasqual is past president of the Atlantic Coast Dental Association and South Palm Beach County Dental Association and maintains membership in a number of professional associations and societies. Dr. Pasqual is an independent director and chair of the Nominating and Governance Committee and sits on the Audit Committee and Compensation Committee. We believe that Dr. Pasqual’s experience in the dental industry provides him with the qualifications to serve as a director.

Kevin McDermott (age 58) has been a director of iCoreConnect since August 2023. Mr. McDermott has been with SAP North America for over 20 years and has held various roles throughout his tenure including Director of Software Sales North America, Vice President of Sales and he currently the Head of Channel Sales. Mr. K. McDermott does not have any committee assignments and is deemed not to be independent. We believe that Mr. K. McDermott’s business and sales experience provides him with the qualifications to serve as a director.

Harry Travis (age 69) has been a director of iCoreConnect since August 2023. Mr. Travis has been president of The Travis Group, a pharmacy and health care consulting firm since June 2022, prior to which he was the Senior Vice President Member Service Operations for CVS Caremark where he over saw 30,000 employees and help manage over 200 plus insurance plans. Prior to this role, Mr. Travis was also the President and CEO of eTectRx a company specializing in medical adherence through microchip pill technology. Mr. Travis holds a BS in Pharmacy from the University of Pittsburgh, School of Pharmacy and an MBA from The Darden School at the University of Virginia. Mr. Travis is an independent director and chair of the Compensation Committee and sits on the Audit Committee and Nominating and Governance Committee. We believe that Mr. Travis’s operational experience and experience in the medical industry provides him with the qualifications to serve as a director.

There are no family relationships among any of our directors and executive officers, other than Robert McDermott and Kevin Patrick McDermott are cousins.

GOVERNANCE OF THE COMPANY

Board Oversight of Risk

Our Board bears the responsibility for maintaining oversight over our exposure to risk. Our Board, itself and through its committees, meets with various members of management regularly and discusses our material risk exposures, the potential impact on us and the efforts of management it deems appropriate to deal with the risks that are identified. The Audit Committee considers our risk assessment and risk management practices including those relating to regulatory risks, financial liquidity and accounting risk exposure, reserves and our internal controls. The Nominating and Governance Committee considers the risks associated with our corporate governance principles and procedures with the guidance of our counsel. Our Compensation Committee, in connection with the performance of its duties, considers risks associated with our compensation programs.

Audit Committee

Our Audit Committee is composed of three directors. The current members are Harry Travis, John Pasqual and Joseph Gitto (Chair). Our Board has determined that Joseph Gitto is an “Audit Committee Financial Expert,” as defined by the SEC rules.

Our Audit Committee, among other things is responsible for:

•	Considering the qualifications of and appoints and oversees the activities of our independent registered public accounting firm, i.e., our independent auditor;

•	Reviewing with the independent auditor any audit problems or difficulties encountered in the course of audit work;

•	Pre-approving all audit and non-audit services provided by the independent auditor;

•	Discussing with the independent auditor the overall scope and plans for their respective audits, including the adequacy of staffing and budget or compensation;

•

Reviewing our financial statements and reports and meets with management and the independent auditor to review, discuss and approve our financial statements ensuring the completeness and clarity of the disclosures in the financial statements;

•	Monitoring compliance with our internal controls, policies, procedures and practices;

•

Reviewing management’s report on its assessment of the effectiveness of internal control over financial reporting as of the end of each fiscal year and the independent auditor’s report on the effectiveness of internal control over financial reporting;

•	Discussing our policies on risk assessment and risk management, our major financial risk exposures and the steps management has taken to monitor and control such exposures;

•	Reviewing our compliance and ethics programs, including legal and regulatory requirements, and reviews with management our periodic evaluation of the effectiveness of such programs;

•	Reviewing and approving related-party transactions; and

•	Undertaking such other activities as our Board from time to time may delegate to it.

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of three directors. The current members are Harry Travis, John Pasqual (Chair) and Joseph Gitto.

The nominating duties and responsibilities of the Committee are as follows:

•

To evaluate the qualifications of candidates for Board membership and, following consultation with the Chief Executive Officer, recommend to the Board nominees for open or newly created director positions;

•	To consider nominees recommended by stockholders as long as such recommendations are received at least 120 days before the stockholders meet to elect directors;
•

To periodically review the composition of the Board to determine whether it may be appropriate to add individuals with different backgrounds or skill sets from those already on the Board, and submit to the Board on an annual basis a report summarizing its conclusions regarding these matters;

•	To provide an orientation and education program for Directors; and To perform such other duties as the Board may assign to the Committee.

The governance duties and responsibilities of the Committee are as follows:

•	To periodically assess the current structure and operations of the committees of the Board and recommend changes to the Board;
•	To develop and recommend to the Board corporate governance guidelines and to review such guidelines at least annually and recommend to the Board changes as necessary;
•	To develop and recommend to the Board procedures for the evaluation and self-evaluation of the Board and its committees and to oversee the evaluation process;
•	To perform an evaluation of the Committee’s performance at least annually to determine whether it is functioning effectively; and
•	To periodically review the compensation of the Board and recommend changes to the Board.

Compensation Committee

Our Compensation Committee is composed of three directors. The current members are Harry Travis (Chair), John Pasqual and Joseph Gitto.

Our Compensation Committee advises our Board with respect to our compensation practices and administers our 2023 Stock Plan. The principal duties and responsibilities of our Compensation Committee include:

•	Reviewing and approving compensation principles that apply generally to our employees;
•

Establishing and reviewing corporate goals and objectives relevant to the compensation of the Chief Executive Officer and evaluating his performance in light of the established goals and objectives and approving their annual compensation;

•	Reviewing, based primarily on the evaluations and recommendations of the Chief Executive Officer, the performance of the other executive officers and all direct reports of our Chief Executive Officer;
•	Overseeing our compliance with the requirements under trading market regulatory rules with respect to our long-term incentive compensation plan; and
•	Reviewing and discussing compensation programs that may create incentives that can affect our risk and management of that risk.

Code of Ethics

We have adopted a Code of Ethics, as supplemented by a Code of Conduct, which applies to all of our directors, officers (including our Chief Executive Officer, and Chief Financial Officer) and employees. The Code of Financial Ethics has been posted to our Internet website at https://ir.icoreconnect.com/corporate-governance/governance-documents. The Company satisfies disclosure requirements regarding amendments to, or waivers from, any provisions of its Code of Financial Ethics on its website.

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders.  Any such nominations, together with appropriate biographical information, should be submitted to the Secretary of the Company (the “Corporate Secretary”) in the manner discussed below.  Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition.  However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters.  Our Nominating and Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Governance Committee to the full Board for consideration.  The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Corporate Secretary, providing the candidates name, biographical data and other relevant information together with a consent from the nominee.  The submission must comply with the advance notice provisions of our Bylaws so as to permit the Board of Directors time to evaluate the qualifications of the nominee.

We have not employed an executive search firm, or paid a fee to any other third party, to locate qualified candidates for director positions.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

Anti-Hedging Policy

Our policies prohibit directors, officers and other employees from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities without our prior approval.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2023, except: (i) a Form 4 for Robert McDermott, with an additional 21,156 shares of common stock; 9,673 shares of Series A preferred Stock; 39,000 common stock warrants with an exercise price of $1.36 and 452,414 common stock options with an exercise price of $3.71; (ii) a Form 4 for David Fidanza with an additional 36,757 shares of Series A Preferred Stock and 75,402 common stock options with an exercise price of $3.71; (iii) a Form 4 for Muralidar Chakravarthi with an additional 75,402 common stock options with an exercise price of $3.71; and (iv) a Form 4 for Archit Shah with an additional 10,578 shares of common stock and 64,343 common stock options with an exercise price of $3.82.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table presents summary information regarding the total compensation awarded to, earned by and paid to our named executive officers for the years ended December 31, 2023 and 2022:

	Year	Salary	Bonus(4)	Stock Awards (1) (2)	Options Awards (1)(2)	All other compensation (3)	Total

Robert McDermott	2023	$365,104	$125,250	$58,919	1,978,226	$327,631	$2,855,130
Chief Executive Officer and President	2022	$270,417	$-	$396,050	-	$308,562	$975,029

David Fidanza	2023	$216,370	$36,750	$-	399,158	$11,000	$663,278
Chief Information Officer	2022	$165,481	$-	$22,250	-	$9,000	196,731

Muralidar Chakravarthi	2023	$217,703	$37,500	$-	401,665	$11,000	$667,868
Chief Technology Officer	2022	$165,481	$-	$22,250	-	$9,000	$196,731

Archit Shah	2023	$253,250	$39,000	$26,234	308,228	$9,000	$635,712
Chief Financial Officer	2022	$235,625	$-	$-	-	$6,000	$241,625

Jeffery Stellinga	2023	$160,417	$-	$-	148,822	$51,000	$360,239
VP of Business Development	2022	$150,313	$-	$40,050	-	$9,000	$199,363

(1) Represents the aggregate grant date fair value of the shares of iCoreConnect common stock or option awarded as determined under Financial Accounting Standards Board Accounting Standards Codification Topic No. 718-20, Awards Classified as Equity. For information, regarding the valuation of these awards, including assumptions, refer to the Financial Statements as a part of this filing.

(2) The grant date fair value of the performance award options, and restricted common stock included in the column is the awarded employment agreement terms determined as of the grant date.

(3) All Other compensation represents commissions and fringe benefits including car allowance and health care reimbursement.

(4) The Bonus is subject to the Company raising funds in excess of $5,000,000 during 2024.

Narrative Disclosure to Summary Compensation Table

General

We have compensated our named executive officers through a combination of base salary, cash bonuses, equity awards and other benefits, including certain perquisites.

Base Salary

Our Compensation Committee reviews and approves base salaries of our named executive officers. In setting the base salary of each named executive officer for the periods presented above, the Compensation Committee relied on market data. Salary levels are typically considered annually as part of our regularly scheduled performance review process and otherwise upon a promotion or other change in job responsibility.

Bonus

Our named executive officers are also eligible to receive an annual bonus as a percentage of base salary. Historically, these bonuses have been discretionary based on general company performance. Commencing in 2024, our Compensation Committee will evaluate bonuses based on the Company’s achievement of various specified metrics. Annual incentive awards are intended to recognize and reward those named executive officers who contribute meaningfully to our performance for the corresponding year. Our Board has discretion to determine whether and in what amounts or form (cash or stock) any such bonuses will be paid in a given year.

Equity Awards

Our named executive officers are also eligible to receive an annual equity grant. The target amount of the grant is set forth in their employment agreement, although the final determination for any equity grants remain at the discretion of the Compensation Committee. For options, we set the option exercise price, and grant date fair value based on the closing price of our common stock on Nasdaq on the date of grant. For other equity awards, the grant date fair value is based on the closing price of our common stock on Nasdaq on the date of grant.

Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers at December 31, 2023.

Outstanding Equity Awards At Fiscal Year-End

Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)
Robert McDermott	8/25/2023	226,207	226,207	$3.71
David Fidanza	8/25/2023	37,701	37,701	$3.71
Muralidar Chakravarthi	8/25/2023	37,701	37,701	$3.71
Archit Shah	8/25/2023	32,171	32,171	$3.82
Jeffery Stellinga	8/25/2023	22,341	22,341	$3.71

Employment Agreements

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

Chief Technology Officer

We entered into an employment agreement, effective September 1, 2023, with Murali Chakravarthi pursuant to which each officer agreed to serve as our Chief Technology Officer for an initial term of three years, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. Mr. Chakravarthi’s agreement provided for an initial annual base salary of $300,000. Mr. Chakravarthi is eligible to receive an annual bonus of up to 50% of his base salary, provided  final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to his agreement, Mr. Chakravarthi for each fiscal year during the term, Mr. Chakravarthi will be entitled to an annual equity grant of up to $675, 000; provided that the final determination on the amount of the annual grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

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

Recoupment Policy

We adopted the iCoreConnect, Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 25, 2024, regarding beneficial ownership of our common stock by:

•	each of our directors;

•	each of our named executive officers;

•	all directors and executive officers as a group; and

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o iCoreConnect Inc., 529 Crown Point Road, Suite 250, Ocoee, FL 34761.

	As of April 25, 2024
	Shares beneficially owned		Percent of Class (1)
Name of Beneficial Owner
Robert McDermott (2)	1,360,520		12.77%

Muralidar Chakravarthi (3)	140,103		1.37%

David Fidanza (4)	190,137		1.85%

Archit Shah (5)	108,738		1.06%

Joseph Gitto (6)	26,187		Less than 1%

Kevin McDermott (7)	27,565		Less than 1%

John Pasqual (8)	142,755		1.41%

Harry Travis (9)	37,987		Less than 1%

Directors and Executive Officers as a Group (8 persons)	2,032,492	(7)	20.04%

5% or greater shareholder
Jeffery Stellinga	645,016		6.45%

(1) Based on 10,150,753 shares of common stock outstanding as of the Record Date.

(2) Consists of: (i) 850,683 shares of common stock; (ii) 14,673 shares of common stock underlying the iCoreConnect Preferred Stock; (iii) 3,750 shares of common stock underlying warrants to purchase common stock at an exercise price of $11.50 per share, and (iv) 452,414 common stock options.

(3) Consists of: (i) 64,700 shares of common stock; and (ii) 75,403 common stock options.

(4) Consists of: (i) 77,977 shares of common stock; (ii) 36,757 shares of common stock underlying the iCoreConnect Preferred Stock; and (iii) 75,403 common stock options.

(5) Consists of: (i) 44,395 shares of common stock; and (ii) 64,343 common stock options.

(6) Consists of: (i) 24,437 shares of common stock; (ii) 1,000 shares of common stock underlying the iCoreConnect Preferred Stock; and (iii) 750 shares of common stock underlying warrants to purchase common stock at an exercise price of $11.50 per share.

(7) Consists of: (i) 25,815 shares of common stock; (ii) 1,000 shares of common stock underlying the iCoreConnect Preferred Stock; and (iii) 750 shares of common stock underlying warrants to purchase common stock at an exercise price of $11.50 per share.

(8) Consists of: (i) 138,380 shares of common stock; (ii) 2,500 shares of common stock underlying the iCoreConnect Preferred Stock; and (iii) 1,875 shares of common stock underlying warrants to purchase common stock at an exercise price of $11.50 per share.

(9) Consists of: (i) 36,237 shares of common stock; (ii) 1,000 shares of common stock underlying the iCoreConnect Preferred Stock; and (iii) 750 shares of common stock underlying warrants to purchase common stock at an exercise price of $11.50 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incurred related party transactions of $561,975 for the year ended December 31, 2022 and $63,216 for the year ended December 31, 2021 in relation to payments of interest and principle on a Note Payable with its Chief Executive Officer and its Chief Operating Officer and consulting fees paid to a director.

The Company issued a note payable to a related party on December 31, 2018, with a principal amount of $714,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019, was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019, with a principal amount of $556,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and a balloon payment due by the maturity date of December 31, 2020. As of December 31, 2020, $535,021 of principal was outstanding on this note payable. After the end of fiscal 2020, the maturity on note payable to the related party was extended to a new 2-year term note payable bearing interest rate payable of 18% per annum with a maturity date of December 31, 2022. The note will pay monthly cash interest only in the first year (12 months) of note payable term. In the 2nd year, the note payable will be repaid with 12 monthly installment payments of interest and principal until fully repaid. This note was fully repaid in February of 2022.

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

In December 2022, the Company entered into an unsecured promissory note with related party in exchange for $55,000. The maturity of the promissory note is four months from the date of issuance and carries an interest rate of 15% per annum. In conjunction with the promissory note, the Company also issued a warrant to purchase 23,625 shares of common stock which expires five years December 15, 2022 and has an exercise price of $0.20 with respect to 11,813 shares underlying the Warrant and $0.25 with respect to 11,812 shares underlying the Warrant. The promissory note is subordinated to the Company’s senior lender. In addition, in December 2022, the Company entered into an unsecured convertible promissory note with the same related party in exchange for $80,000. The maturity of the convertible note is March 31, 2023 and carries an interest rate of 15% per annum and is convertible into Company common stock at a conversion rate of $0.08 per share. There was $10,230 remaining in debt discounts to be amortized over the term of these loans. The promissory note is subordinated to the Company’s senior lender.

On January 31, 2023, the related party Convertible Note holder due in March 2023 exercised its option to convert all of his outstanding principal and interest totaling $81,545 into the Company’s Common Stock at the stated exercise price of $0.08 per common stock resulting in the issuance of 1,019,315 common stock shares.

The Company incurred related party transactions of $103,906 for the year ended December 31, 2023, and $561,975 for the year ended December 31, 2022, in relation to payments of interest and principal on Notes Payable with its Chief Executive Officer. These notes were fully repaid in February 2022 and March 2023 respectively. In July 2023 the Company entered into a $250,000 Promissory Note from a related party to the Chief Executive Officer. This promissory note bears interest of 15% per annum and is due monthly with the principal due at maturity. Net proceeds from the Note will be $200,000 with $50,000 paid to the issuer on closing. Accrued but unpaid interest as of December 30, 2023 was $3,184.

In June 2022, the Company entered into a $100,000 promissory note with its former Chief Operating Officer. The promissory note has a maturity date of six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. This note was extended to September 1, 2023. The Company has the right to prepay this note without penalty. In June 2023 the former Chief Operating Officer entered into an additional Promissory Note maturing September 1,2023 in the amount of $145,010 bearing 18% per annum with interest and principal due at Maturity. The Company has the right to prepay this note without penalty. All matured notes at September 1, 2023 were reissued under two new notes; (a) $200,000 term note maturing December 31, 2023 with a interest rate of 12% with principal and interest due at maturity along with 14,000 common stock purchase warrants with an exercise price of 120% of the closing price of $1.74 on October 26, 2023 and expiring on October 26, 2028. (b) at $94,686 convertible promissory note, convertible at 120% of the closing price of $1.74 on October 26, 2023 due May 26, 2024 along with 6.629 common stock purchase warrants with an exercise price of 120% of the closing price of $1.74 on October 26, 2023 maturing October 26, 2028 and 6,629 inducement shares. Accrued but unpaid interest as of December 31, 2023 was $6,433.

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

Procedures for Approval of Related Party Transactions

Potential related party transactions are identified through an internal review process that includes a review of payments made in connection with transactions in which related persons may have had a direct or indirect material interest. Those transactions that are determined to be related party transactions under Item 404 of Regulation S-K are submitted for review by the Audit Committee for approval and to conduct a conflicts-of-interest analysis. The individual identified as the “related party” may not participate in any review or analysis of the related party transaction.

Director Independence

The Board has determined that each of Messrs. Gitto, Pasqual, and Travis, are independent under the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market; therefore, every member of the Audit Committee, Compensation Committee and Nominating and Governance Committee is an independent director in accordance with those standards. Kevin McDermott is related to Robert McDermott and our Board does not consider Kevin McDermott to be independent.

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

During fiscal years December 31, 2023 and 2022, the Company’s independent registered public accounting firms, rendered services to the Company for the following fees:

	2023	2022
Audit Fees	$525,506	$195,700
Tax Fees	19,120	17,510
Total	$544,626	$213,210

Audit Committee's Pre-Approval Practice

Section 10A(i) of the Securities Exchange act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the Audit Committee) or unless the services meet certain de minimis standards.

PART IV

Item 15. Exhibits, Financial Statement Schedules (As Restated).

(a) Financial Statements

(1)

Financial Statements. See Index to the Consolidated Financial Statements, which appear on the Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

The financial statements included in this Form 10-K are listed in Item 8.

(b) Exhibits:

The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

Exhibit No.	Description
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICORECONNECT INC.

Date: April 29, 2024	By:	/s/ Robert P McDermott
Robert P McDermott,
Chief Executive Officer

