Form 10-Q
period 2024-03-31
iCoreConnect Inc.
filed 2024-05-15
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024 there were 10,240,398 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2024

iCoreConnect Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
Cash	$138,031	$1,219,358
Accounts receivable, net	512,148	563,905
Prepaid expenses and other current assets	719,347	1,725,062
Total current assets	1,369,526	3,508,325

Property and equipment, net	188,895	202,421
Right of use lease asset - operating	1,060,267	1,122,412
Software development costs, net	1,125,368	903,412
Acquired technology, net	6,792,028	-
Customer relationships, net	2,729,920	2,980,412
Forward purchase agreement	5,784,556	5,484,556
Goodwill	1,484,966	1,484,966
Total long-term assets	19,166,000	12,178,179

TOTAL ASSETS	$20,535,526	$15,686,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,894,053	$3,243,338
Operating lease liability, current portion	240,705	241,945
Notes payable, current portion	6,388,603	4,720,454
Related party notes payable	572,127	550,975
Deferred revenue	180,712	119,598
Total current liabilities	12,276,200	8,876,310

Long-term debt, net of current maturities	1,195,432	1,420,137
Operating lease liability, net of current portion	886,014	945,889
Total long-term liabilities	2,081,446	2,366,026

TOTAL LIABILITIES	14,357,646	11,242,336

STOCKHOLDERS’ EQUITY

Preferred Stock par value $0.0001; 40,000,000 shares authorized; Issued and Outstanding: 4,376,709 as of March 31, 2024 and 3,755,209 as of December 31, 2023	438	376
Common Stock par value $0.0001; 100,000,000 shares authorized; Issued and Outstanding: 10,240,398 as of March 31, 2024 and 10,068,477 as of December 31, 2023	1,024	1,007
Additional paid-in-capital	126,386,147	119,481,543
Accumulated deficit	(120,209,729)	(115,038,758)
TOTAL STOCKHOLDERS’ EQUITY	6,177,880	4,444,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,535,526	$15,686,504

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)	(unaudited)

Revenue, net	$2,723,363	1,840,371
Cost of sales	513,097	491,449
Gross profit	2,210,266	1,348,922

Expenses
Selling, general and administrative	4,519,898	2,411,071
Depreciation and amortization	732,553	288,909
Total operating expenses	5,252,451	2,699,980
Loss from operations	(3,042,185)	(1,351,058)

Other income (expenses)
Interest expense	(226,467)	(257,913)
Finance charges	(1,302,697)	(80,063)
Change in fair value of forward purchase agreement	300,000	-
Income taxes	(54,000)	-
Other expense	(397,621)	-
Total other expenses	(1,680,785)	(337,976)

Net loss	(4,722,970)	(1,689,034)

Preferred dividend	(448,000)	-

Net loss attributable to common stockholders	$(5,170,970)	$(1,689,034)

Net loss per share available to common stockholders, basic and diluted	$(0.51)	$(0.26)

Weighted average number of shares, basic and diluted	10,100,426	6,490,738

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

					Additional		Total Stockholders’
	Common stock		Preferred Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2023 (as previously reported)	181,320,528	$181,321	-	$-	$86,192,262	$(88,875,087)	$(2,501,504)
Retroactive application of reverse capitalization (Note 3)	(175,244,450)	(180,713)	-	-	180,713	(10,243,309)	(10,243,309)
Balances at January 1, 2023	6,076,078	608	-	-	86,372,975	(99,118,396)	(12,744,813)
Stock issued for cash	180,966	18			539,982		540,000
Origination fee in convertible debt agreement					80,063		80,063
Stock issued for conversion of debt	236,502	24			685,309		685,333
Stock compensation expense	5,027	1			272,982		272,983
Net loss						(1,689,034)	(1,689,034)
Balance at March 31, 2023	6,498,573	$651	-	$-	$87,951,311	$(100,807,430)	$(12,855,468)

Balances at January 1, 2024	10,068,477	$1,007	3,755,209	$376	$119,481,543	$(115,038,758)	$4,444,168
Origination fee in convertible debt agreement	85,174	8			181,996		182,004
Stock issued for purchase of Verifi Dental Limited			84,000	8	839,992		840,000
Stock issued for purchase of FeatherPay			480,000	48	4,799,952		4,800,000
Stock issued for the purchase of Teamworx			57,500	6	574,994		575,000
Stock compensation expense	86,747	9			507,670		507,679
Net loss	-	-			-	(5,170,970)	(5,170,970)
Balances at March 31, 2024	10,240,398	$1,024	4,376,709	$438	$126,386,147	$(120,209,729)	$6,177,880

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,170,970)	(1,689,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,526	5,733
Amortization expense	719,028	283,176
Finance fee	182,922	80,063
Change in allowance for doubtful accounts	123,797	35,982
Stock compensation expense	507,670	272,983
Non-cash interest expense	226,466	15,535
Change in fair value of forward purchase agreement	(300,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(16,822)	36,449
Prepaid expenses and other current assets	1,005,715	(56,279)
Right of use asset, net of lease liability	1,030	1,981
Accounts payable and accrued expenses	1,650,714	(192,149)
Deferred revenue	66,894	53,345
NET CASH USED IN OPERATING ACTIVITIES	(990,030)	(1,152,215)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire assets – Verifi Dental Limited	(370,000)	-
Cash portion of consideration paid to acquire assets - FeatherPay	(500,000)	-
Purchase of capital assets	-	(40,769)
Additions to capitalized software	(334,437)	(153,346)
NET CASH USED IN INVESTING ACTIVITIES	(1,204,437)	(194,115)

FINANCING ACTIVITES
Net proceeds from debt	1,423,093	2,000,000
Payments on debt	(309,953)	(586,421)
Proceeds from issuance of common stock	-	540,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,113,140	1,953,579

NET CHANGE IN CASH	(1,081,327)	607,249
CASH AT BEGINNING OF THE PERIOD	1,219,358	196,153
CASH AT END OF THE PERIOD	$138,031	$803,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$74,921	$215,821

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

Business Combinations

On January 1, 2024 the Company completed the acquisitions for substantial all the assets of (a)Ally Commerce, Inc. dba FeatherPay; (b) Verifi Dental, Limited; and (c) Teamworx LLC which are all accounted for as asset acquisitions. On September 1, 2023, the Company completed the acquisitions for substantially all of the assets of Preferred Dental Development, LLC which was accounted for as an asset acquisition.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three months ended March 31, 2024, the Company generated an operating loss of $3,042,185. In addition, at March 31, 2024, the Company has an accumulated deficit, and net working capital deficit of $120,209,729 and $10,906,674 respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. Such financings may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10K as filed with the SEC on April 19, 2024 and Form 10-K/A as filed with the SEC on April 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $37,097 at March 31, 2024 and $102,061 December 31, 2023.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As part of its impairment assessment in 2023 the Company determined that the carrying value of an intangible asset for customer list exceed its fair value and as such recorded an impairment expense in quarter 4 of 2023 in the amount of $105,676. As of March 31, 2024 there was no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  The Company assess goodwill impairment by the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of March 31, 2024 and December 31, 2023 there was no impairment of the Company’s Goodwill.

Revenue Recognition

We have 6 primary sources of revenue as of March 31, 2024 and December 31, 2023:

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

For the three months ended March  31, 2024 and 2022, disaggregated revenues were recurring revenues of  $2,595,050 and $1,703,815, respectively and non-recurring revenues of $128,313 and $136,556, respectively.

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

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $208,085 and $125,048 for the three months ended March 31, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures (Topic 280).”  The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses.  The standard requires disclosure to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources.  The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods.  This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements.  The Company completed its assessment of the new standard and determined that the standard did not apply as the Company currently only has one reportable segment.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures, The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.  The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied prospectively.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

4. INTANGIBLE ASSETS AND GOODWILL

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2024 and December 31, 2023:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$3,741,511	$-	$(2,838,099)	$903,412
Customer relationships	5,272,578	(105,676)	(2,186,490)	2,980,412
Acquired technology	1,527,186	-	(1,527,186)	-
Total definite-lived intangible assets at December 31, 2023	10,541,275	(105,676)	(6,551,775)	3,883,824

Capitalized software	4,075,948	-	(2,950,580)	1,125,368
Customer relationships	5,166,903	-	(2,436,983)	2,729,920
Acquired technology	7,148,083	-	(356,055)	6,792,028
Total definite-lived intangible assets at March 31, 2024	$16,390,934	-	$(5,743,618)	$10,647,316

In January 2024, the Company purchased Acquired Technology in the amount of $7,148,083. In September 2023, the Company purchased customer relationships in the amount of $1,559,145. The Company also added $334,437 in capitalized software for the three months ended March 31, 2024. Amortization expense of intangible assets was $719,028 and $283,176 for the three months ended March 31, 2024 and 2023, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2024 and year ended December 2023:

Total
Balance at December 31, 2023	$1,484,966
2024 acquisitions	-
Balance at March 31, 2024	$1,484,966

5. FORWARD PURCHASE AGREEMENT

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

6. NOTES PAYABLE

		March 31,	December 31,
		2024	2023
(2)	Note bearing interest at 18% due October 1, 2026	25,325	27,540
(3)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,753,761	1,988,793
(4)	Promissory Note bearing interest at 12%, due October 31, 2023	-	38,609
(5)	Convertible Note bearing interest at 12% due May 13, 2024	369,560	388,380
(6)	Convertible Note bearing interest at 12%, due October 31, 2024	564,513	569,391
(6)	Convertible Note bearing interest at 12%, due December 18, 2024	572,407	574,961
(7)	Convertible Note bearing interest at 12%, due December 19, 2024	79,813	80,722
(8)	Convertible Note bearing interest at 12%, due December 19, 2024	79,813	80,509
(5)	Convertible Note bearing interest at 12%, due December 28, 2024	125,092	114,781
(1)	Convertible Note bearing interest at 12%, due June 1, 2024	527,603	473,743
(9)	Promissory Note bearing interest at 15%, due December 26, 2024	2,074,795	2,000,000
(21)	Promissory Note bearing interest at 12%, due May 3, 2024	127,425	-
(11)	Convertible Note bearing interest at 12%, due February 1, 2025	57,629	-
(12)	Convertible Note bearing interest at 12%, due February 1, 2025	5,763	-
(13)	Convertible Note bearing interest at 16%, due February 26, 2025	404,225	-
(13)	Convertible Note bearing interest at 16%, due February 26, 2025	1,280,047	-
	Total notes payable	8,047,771	6,337,429
	Less: Unamortized debt discounts	(104,167)	-
	Less: unamortized financing costs	(359,569)	(196,837)
	Total notes payable, net of financing costs	7,584,035	6,140,592
	Less current maturities	(6,388,603)	(4,720,455)
	Total Long-Term Debt	$1,195,432	$1,420,137

1.

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

2.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

3.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. On February 12, 2024, the Company entered into a Forbearance Agreement with an effective date of December 31, 2024 whereby the Company agreed to make $300,000 payment to cure certain defaults under the original Loan Agreement. In addition, the Company agreed to increase the default rate of interest in the Loan Agreement, report certain financial and cash metrics on a weekly basis, budgetary updates as well as pay down of balance of 10% of all financing raised over $500,000, in exchange for interest only payments until July 2024 and waiver of all covenants

16

4.

In September 2023 the Company entered into a sixty-day Promissory Note (“Note”) in the amount of $1,200,000 related to its purchase of the assets of Preferred Dental Development LLC. The Note carries an interest of 12% per annum and is subordinated to the Company’s senior lenders. The principal balance of the note was fully repaid in December 31, 2023 with only the interest portion of $38,609 outstanding as of December 31, 2023. The note was fully repaid in January 2024.  The promissory note was subordinated to the Company’s senior lenders.

5.

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

6.

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

7.

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

17

8.

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

9.

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

10.

On January 1, 2024 the Company entered into a promissory note with Teamworx for $125,000 due January 31, 2024 with no interest. On February 1, 2024, the note was extended to February 29, 2024 with 12% with principal and interest due at maturity. On March 1, 204 the note was extended again to April 30, 2024 with principal and interest due at maturity. This note was further extended to May 6, 2024 under the same terms.

11.

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

12.

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

13.

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

7. RELATED PARTY TRANSACTIONS

		March 31,	December 31,
		2023	2023
(2)	Related Party Promissory Note bearing interest at 18%, due December 31, 2023	$-	$249,855
(1)	Related Party Promissory Note bearing interest at 12%, due December 31, 2023	-	225,797
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due May 26, 2024	113,708	96,753
(2)	Related Party Promissory Note bearing interest at 20%, due April 30, 2024	280,753	-
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due April 30, 2024	223,975	-
	Total notes payable	618,436	572,405
	Less: Unamortized debt discounts	-	-
	Less: unamortized financing costs	(46,309)	(21,431)
	Total notes payable, net of financing costs	572,127	550,974
	Less current maturities	(572,127)	(550,974)
	Total Long-Term Debt	$-	$-

1.

In October 2023 the Company entered into two separate new notes with a related party; (a) $200,000 Promissory Note with 12% interest per annum which shall be paid on the maturity date which is December 31, 2023. In conjunction with the issuance of the Promissory Note, the Company also issued the investor a five-year warrant (the “Warrant”) to purchase 14,000 shares of Company common stock with an exercise price of $2.16 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance; (b) the Company issued the investor a convertible promissory note in principal amount of $94,685.91 The maturity of the Convertible Promissory Note is May 26, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.80 per share, which was the closing price of the Company’s common stock on the date of issuance. In conjunction with the Convertible Promissory Note, the Company also issued the investor 6,629 shares of Company common stock and a five-year warrant to purchase 6,629 shares of Company common stock with an exercise price of $2.15 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d). The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d). On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a convertible note in the principal amount of $200,000 in exchange for $200,000. The maturity of the convertible note is April 30, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 30,000 shares of our common stock with an exercise price of $1.50. Accrued and unpaid interest as of March 31, 2024 was $5,976 and unamortized financing costs were $17,998.

2.

In June 2023 the Company entered into a promissory note with an entity controlled by its Chief Executive Officer, a related party. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000 and matures on December 31, 2023. The Note carries an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $7.45 at the sole discretion of the issuer. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a promissory note in the principal amount of $260,000 in exchange for $260,000. The maturity of the promissory note is April 30, 2024 and carries an interest rate of 20% per annum. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 39,000 shares of our common stock with an exercise price of $1.50. The promissory note is subordinated to the Company’s senior lender. Accrued and unpaid interest as of March 31, 2024 was $6,474 and unamortized financing costs were $ $14,279.

8. COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Company Common Stock, par value $0.0001 per shares.

During the three months ended March 31, 2024 the Company issued  85,174 shares of common stock on the issuance of convertible debt and 86,747 shares of common stock related to stock based compensation.

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

During the three months ended March 31, 2024 the Company issued 621,500 Series A Preferred stock in conjunction with asset acquisitions of FeatherPay, Verifi Dental Limited and Teamworx LLC.

Common Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the three months ended March 31, 2024 are presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2024	776,328	$3.75	8.0	$-
Granted	3,000	1.27	9.8	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding – March 31, 2024	779,328	$3.73	7.7	$-

Exercisable – March 31, 2024	575,235	$3.72	7.7	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2024	395,072	$3.768	8.0
Granted	3,000	1.27	9.8
Vested	(193,979)	3.72	7.7
Forfeited	-	-	-
Nonvested – March 31, 2024	204,093	$3.76	7.8

Restricted Common Stock Compensation

The Board approved on January 3, 2023 134,049 shares of common stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

On March 13, 2023 the Company’s Board of Directors approved the grant of 5,027 shares of common stock to certain board members for services related to 2018 service.

In April 2023, the Company’s Board of Directors approved compensation for its Board Members and Committee Members for the year ended December 31, 2023. On an annual basis equivalent, Board Members are compensated $60,000, with additional compensation of $5,000 for being a Committee Member, an additional $5,000 for being a Chair of a Committee and $20,000 for being the Board Chair. Compensation is to be paid quarterly in arrears at the closing stock price of the last trading day of the quarter.  The Company has recorded an expense of $105,000 and nil for the three months ended March 31, 2024 and 2023, respectively.

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

During the three months ending March 31, 2023, the Company issued no Common Stock Warrants.

During the three months ending March 31, 2024, the Company issued 69,000 Common Stock Warrants.

As part of the Merger, all outstanding warrants were converted on a cashless basis into shares of common stock. As of March 30, 2024, the number of shares issuable upon exercise of the Common Stock Warrants were nil shares.

Common Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	45,129	$2.09	4.81	$-
Granted	69,000	1.36	4.76	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding – March 31, 2024	114,129	$1.65	4.68	$-

Preferred Stock Warrants

$2.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	425,800	$2.00	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – March 31, 2024	425,800	$2.00	9.4	$-

$11.50 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	10,122,313	$11.50	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – March 31, 2024	10,122,313	$11.50	9.4	$-

$15.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,000,000	$15.00	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – March 31, 2024	1,000,000	$15.00	9.4	$-

Equity Line of Credit

On September 12, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. on behalf of and for the account of Segregated Portfolio #8 – SPC #8 (“Arena”), pursuant to which Arena has committed to purchase up to $40 million (the “Commitment Amount”) of our common stock, at our direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement.

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

This line was cancelled in February 2024 and the Company expensed deferred costs of $1,008,376 related to this transaction which were recorded as financing costs.

9. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2024, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
Less than 1 year	1-3 years	3-5 years	Total
$361,424	$1,019,651	$41,386	$1,422,461

Lease costs for the three months ended March 31, 2024 were $86,178 and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 were $85,146. As of March 31, 2024, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,422,461
Present value adjustment using incremental borrowing rate	(295,742)
Lease liabilities	$1,126,719

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

(C) COMPENSATION

On March 29, 2024, the Compensation Committee approved a management incentive plan pursuant to which it agreed to issue ten-year options with an immediate vest to purchase shares of Company common stock at an exercise price of $3.10 per share, subject to the approval of the Plan Amendment at the Annual Meeting, to the following officers, among other employees, (i) Robert McDermott, Chief Executive Officer and President – options to purchase 1,817,742 shares of Company common stock; (ii) Archit Shah, Chief Financial Officer – options to purchase 482,259 shares of Company common stock; (iii) David Fidanza, Chief Information Officer – options to purchase 352,420 shares of Company common stock; (iv) Muralidar Chakravarthi, Chief Technology Officer – options to purchase 352,420 shares of Company common stock; (v) Jeffery Stellinga, Vice President – options to purchase 352,420 shares of Company common stock.

On March 29, 2024, the Compensation Committee awarded a cash and option bonus related to 2023 performance. The options are subject to subject to the approval of the Plan Amendment at the Annual Meeting, to the following officers, among other employees, (i) Robert McDermott, Chief Executive Officer and President – options to purchase 570,754 shares of Company common stock; (ii) Archit Shah, Chief Financial Officer – options to purchase 158,220 shares of Company common stock; (iii) David Fidanza, Chief Operating Officer – options to purchase 152,055 shares of Company common stock; (iv) Muralidar Chakravarthi, Chief Technology Officer – options to purchase 154,110 shares of Company common stock; (v) Jeffery Stellinga, Vice President – options to purchase 34,247 shares of Company common stock and (vi) Carly Garrison, Director of Sales – options to purchase 114,384 shares of Company common stock. In addition the cash awards are subject to the Company successfully raising in excess over $5,000,000 in equity during 2024 to the following officers, amount other employees;(i) Robert McDermott, Chief Executive Officer and President – $125,250; (ii) Archit Shah, Chief Financial Officer – $39,000; (iii) David Fidanza, Chief Operating Officer – $36,750 (iv) Muralidar Chakravarthi, Chief Technology Officer – $37,500; and (v) Carly Garrison, Director of Sales - $21,750.

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

The Company has no significant customers (greater than 10% of total revenue) in its three-month 2024 revenue. The Company has accounts receivable concentration with three customers in 2024 representing 31% of total accounts receivables outstanding as of March 31, 2024, and one customer that represented 31% of accounts receivable outstanding as of December 31, 2023.

11. SEGMENT INFORMATION

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

Revenue types were as follows:

	For the Three Months Ended March 31
	2024	%	2023	%	% Change
Revenue:
Subscription software and services	$2,595,050	95%	$1,703,815	93%	52%

Professional services and other	128,313	5%	136,556	7%	(6)%

Total revenue	$2,723,363	100%	$1,840,371	100%	48%

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

Ally Commerce, Inc dba FeatherPay (“FeatherPay”)

On January 1, 2024, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Ally Commerce, Inc. dba FeatherPay (the “Seller”). The Seller was engaged in the business of healthcare billing and payment processing. Pursuant to the Agreement, the Company purchased the assets of the Seller utilized in the Seller’s business. As consideration for the acquired assets: (i) the Company paid to FeatherPay $500,000 in cash, and (ii) the Company agreed to issue to FeatherPay’s stockholders an aggregate of $4,800,000 worth of shares (the “Stock Consideration”) of Company’s Series A Preferred Stock, par value $0.0001 at $10.00 per share totaling 480,000 shares.

Teamworx LLC (“Teamworx”)

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

Verifi Dental Limited (“Verifi”)

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of the dates detailed in the table:

	FeatherPay	Verifi Dental	Teamworx
Consideration Paid:	January 1, 2024	January 1, 2024	January 1, 2024
Cash	$500,000	$370,000	$-
Note payable	-	-	125,000
Common stock	-	-	-
Series A preferred stock	4,800,000	840,000	575,000
	$5,300,000	$1,210,000	$700,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$-	$871	$12,752
Accounts receivable	959	54,259
Customer relationships	-
Acquired technology	5,299,041	1,154,870	678,548
Deferred revenue			8,700
Total assets acquired	5,300,000	1,210,000	700,000

Net assets acquired	$5,300,000	$1,210,000	$700,000

13. SUBSEQUENT EVENTS

On April 2, 2024 the Company entered into a promissory note in the principal amount of $200,000 with an existing investor. The maturity of the promissory note is June 30, 2024 and carries an interest rate of 16% per annum with interest and principal due at maturity. The note is subordinate to the Company’s senior lenders.

On April 29, 2024 the Company entered into a promissory note in the principal amount of $250,000 with an existing related party investor. The maturity of the promissory note is May 31, 2024 and carries an interest rate of 12% per annum. The note is subordinate to the Company’s senior lenders.

On May 8, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investor agreed to purchase from the Company unsecured convertible notes in the aggregate principal amount of $304,700. At closing an aggregate principal amount of $304,700 will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $277,000, representing an original issue discount of 10%. On such date, the Company will also issue the Investors 17,034 shares of Company common stock (the “Commitment Shares”). The Note will mature 12 months from its respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Note will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. Each holder of Note may convert all, or any part, of the outstanding Note, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $1,416 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion. The Company received a waiver for untimely filing of its regulatory reporting requirements from the lender.

On May 13, 2024 with an effective date of May 1, 2024, the Company entered into a Note Amendment with a related party for the extension of a Promissory Note in the original amount of $260,000 with an original maturity date of April 30, 2024 to be extended to July 31, 2024. In consideration for the extension the Company will issue the holder 36,648 restricted shares of common stock at maturity. The inducement shares are subject to the Company’s ability to issue such shares in compliance with Nasdaq Listing Rule 5635(d) which will require the approval by the Company’s shareholders of certain proposals to be considered at the Company’s 2024 Annual Meeting to be held on May 31, 2024. To the extent the Company is unable to issue the Inducement Shares in compliance with Nasdaq Listing Rule 5635(d), the Company’s obligation to issue the Inducement Shares shall be tolled until such time as the Company is able to issue such Inducement Shares. The promissory note is subordinated to the Company’s senior lender.

On May 13, 2024 with an effective date of May 1, 2024, the Company entered into a Note Amendment with a related party for the extension of a Convertible Promissory Note in the original amount of $200,000 with an original maturity date of April 30, 2024 to be extended to July 31, 2024. In consideration for the extension the Company will issue the holder 28,625 restricted shares of common stock at maturity. The inducement shares are subject to the Company’s ability to issue such shares in compliance with Nasdaq Listing Rule 5635(d) which will require the approval by the Company’s shareholders of certain proposals to be considered at the Company’s 2024 Annual Meeting to be held on May 31, 2024. To the extent the Company is unable to issue the Inducement Shares in compliance with Nasdaq Listing Rule 5635(d), the Company’s obligation to issue the Inducement Shares shall be tolled until such time as the Company is able to issue such Inducement Shares. The convertible promissory note is subordinated to the Company’s senior lender.

On May 13, 2024, the Company entered into a Note Amendment with an extension of a Convertible Promissory Note in the original amount of $350,000 with an original maturity date of May 13, 2024 to be extended to July 31, 2024. In consideration for the extension the Company will issue the holder 51,539 restricted shares of common stock at maturity. The inducement shares are subject to the Company’s ability to issue such shares in compliance with Nasdaq Listing Rule 5635(d) which will require the approval by the Company’s shareholders of certain proposals to be considered at the Company’s 2024 Annual Meeting to be held on May 31, 2024. To the extent the Company is unable to issue the Inducement Shares in compliance with Nasdaq Listing Rule 5635(d), the Company’s obligation to issue the Inducement Shares shall be tolled until such time as the Company is able to issue such Inducement Shares. The convertible promissory note is subordinated to the Company’s senior lender.

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

iCoreIT -The trend in IT Services companies for over a decade has been to move away from a “Break/Fix ‘‘ model to a “Managed Service Provider (MSP)” and “Managed Software as a Service (MSaaS)” model with recurring revenue.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 95% and 93% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve.

Professional services and other revenue account for 5% and 7% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Professional services and other revenue include hardware, software, labor, and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

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

Executive Summary

Financial Results for the Three Months Ended March 31, 2024

Our total revenue for the three months ended March 31, 2024, increased by 48% to $2,723,363 in comparison with $1,840,371 reported during the same period in 2023.  Revenue growth is attributable to an increase in organic sales along with sales in new offerings from the asset acquisitions which contributed to overall revenue growth for the three months ended March 31, 2024. The Company continues to see organic growth in its SaaS based products.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 81% and 73% for the three months ended March 31, 2024 and 2023, respectively. Gross Profit increased by $861,344 compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings for improved workflow, productivity, and efficiency gains. As we have expanded our product offerings, we are seeing greater traction for all our software products across the entire platform.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses and continues to do so. We currently have agreements with large State Associations, Dental Support Organizations (DSOs), Hospitals, and large insurance companies

•

Capital raise. In the first three months of 2024, the company did not raise any funds from the sale of Common Stock and $1,423,093 in gross proceeds in the form of secured notes and convertible notes to fund operations and growth.

Results of Operations - Three Month Period Ended March 31, 2024 Compared to Three Month Period Ended March 31, 2023

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Three Month Period Ended March 31, 2024 Compared to the Three Month Period Ended March 31, 2023

	Three Months Ended
	March 31,	March 31,	%
	2024	2023	Incr/(Decr)
Revenue	$2,723,363	$1,840,371	48%
Cost of sales	513,097	491,449	4%
Gross profit	2,210,266	1,348,922

Expenses
Selling, general and administrative	4,519,898	2,411,071	87%
Depreciation and amortization	732,553	288,909	154%
Total operating expenses	5,252,451	2,699,980
Loss from operations	(3,042,185)	(1,351,058)

Other income (expense)
Interest expense	(226,467)	(257,913)	(12)%
Finance charges	(1,302,697)	(80,063)	1,527%
Change in fair value of forward purchase agreement	300,000	-	100%
Income taxes	(54,000)	-	100%
Other expense	(397,621)	-	100%
Total other expense, net	(1,680,785)	(337,976)	397%

Net loss	$(4,722,970)	$(1,689,034)	180%

Preferred dividend	(448,000)	-	100%

Net loss attributable to common stockholders	$(5170,970)	$(1,689,034)	206%

Revenues. Net revenues increased to $2,723,363 from $1,840,371 for the three months ended March 31, 2024 and 2023, respectively. The increase in revenue was driven by sales in the Company’s core SaaS offerings coupled with the addition of sales related to its asset acquisitions which are predominantly recurring services.

Cost of sales. Cost of sales for the three months ended March 31, 2024 and 2023 remained essentially flat as the Company was able to keep costs static. The Company has been able to continue leverage its capacity in its data centers and other systems to bring on customers while being able to keep costs related to support and service in check.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were $4,519,898 and $2,411,071, respectively. The increase between periods was primarily due to an increase in payroll expenses related to the cost to service its asset acquisitions and other general and administrative expenses to support the rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended March 31, 2024 and 2023 were $732,553 and $288,909, respectively. The increase in depreciation and amortization reflects an increase primarily in amortization costs associated with the additional customer list of $1,559,144 and acquired technologies of $5,620,897 as part of the assets acquisitions in comparison to the comparative period.

Interest Expense. Interest expense for the three months ended March 31, 2024 and 2023 was $226,467 and $257,913, respectively. The decrease between periods was primarily due to the Company having lower average interest costs in 2024 than in 2023 and that the debt outstanding in 2024 was obtained near the reporting end which results in lower interest expense being reported.

Financing fee. Financing fee expenses for the three months ended March 31, 2024 and 2023 were $1,302,697 and $80,063 respectively. The increase between periods was primarily due to the Company expensing deferred financing fees of approximately $1,008,000 associated with its cancelled equity line of credit. In addition, the Company issued higher levels of convertible debt than in the comparative period resulting in additional financing costs being reported.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement for the three months ended March 31, 2024 and 2023 was $300,000 and $nil, respectively. The income relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Other expense. Other expense for the three months ended March 31, 2024 and 2023 were $397,621 and $nil, respectively. Other expense reflects the final portion of a make whole agreement that the Company entered into in August of 2023, whereby the Company guaranteed the difference between the value of debt converted into shares at $10.00 per share and their ultimate sales price.

Income Tax. Income tax expense for the three months ended March 31, 2024 and 2023 were $54,000 and $nil, respectively and reflect the fact that the Company is now subject to taxes due to being registered in Delaware.

Preferred dividend. Preferred dividend for the three months ended March 31, 2024 and 2023 were $448,000 and $nil, respectively. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock.

LIQUIDITY, GOING CONCERN AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three-month period ended March 31, 2024 the Company generated an operating loss of $3,042,185. In addition, the Company has an accumulated deficit and net working capital deficit of $120,509,730, and $10,906,673, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations, although it has no commitments for such capital and there is no assurance that it will be successful in raising any additional capital. The Company is reliant on future fundraising to finance operations in the near future. If the Company fails to raise additional capital in the near future, it will be required to curtail or cease its operations. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

Management has introduced new lines of services with higher margins while it continues to develop strategic partnerships and has ramped up selling into the existing customer base as well as penetrate larger organizations with multiple customers while continuing to scope out additional areas of opportunity. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our equity and debt raises, revenues, cash collections from our clients, capital expenditures, and investments in research and development.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the three-month periods ended March 31, 2024 and 2023 related to our operations:

	Three Month Ended
	March 31,	March 31,
	2024	2023
Net cash used in operating activities	$(990,030)	$(1,152,215)
Net cash used in investing activities	(1,204,437)	(194,115)
Net cash provided by financing activities	1,113,140	1,953,579
Net change in cash	(1,081,327)	607,249
Cash and cash equivalents at beginning of the period	1,219,358	196,153
Cash and cash equivalents at end of the period	$138,031	$803,402

Operating Activities: Net cash used by operating activities of $990,030 for three-month period ended March 31, 2024 was $162,186 less than the $1,152,215 cash used by operations for the three-month period ended March 31, 2023. The decrease in cash utilized by operating activities was primarily attributable to a larger non-cash charge add backs over the comparative periods along with increases in accounts payable and accrued liabilities and lower prepaid expenses. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities was $1,204,437 and $194,115 for the three-month period ended March 31, 2024 and 2023, respectively. The overall increase was mainly attributable to the cost of purchase related to the asset acquisitions of FeatherPay and Verifi Dental Limited. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,113,140 and $1,953,579 for the three-month period ended March 31, 2024 and 2023, respectively. The cash increase was obtained through the net issuance of debt less payments for 2024 while in 2023 the increase was attributed to net issuance of debt less payments along with common stock sale.

Credit Facilities

On September 12, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. on behalf of and for the account of Segregated Portfolio #8 – SPC #8 (“Arena”), pursuant to which Arena committed to purchase up to $40 million (the “Commitment Amount”) of our common stock, at our direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement.

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

This line was cancelled in February 2024 and the Company expensed deferred costs of $1,008,376 related to this transaction which are reported as financing costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure..

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company completed several acquisitions during the first quarter of 2024, which remain subject to integration risks.

In January 2024, the Company completed acquisitions of Ally Commerce, Inc. dba FeatherPay, Teamworx LLC, and Verifi Dental, Limited. Successful integration of the operations and personnel into our existing business places an additional burden on management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, results of operations and prospects. Furthermore, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other relationships. The difficulties of combining the operations of the companies include, among others, difficulties in conforming procedures, other policies, business cultures and compensation structures, assimilating employees, keeping existing customers and obtaining new customers. Our failure to meet the challenges involved in continuing to integrate the operations of these new assets or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the three months ended, which were not previously disclosed on Form 8-K are as follows: 85,174 shares of Common Stock and 621,500 shares of  Preferred Stock. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement dated January 1, 2024 between iCoreConnect Inc. and Ally Commerce, Inc. (incorporated by reference to exhibit 2.1 of the Form 8-K filed January 4, 2024)
4.1	Form of Convertible Promissory Note issued December 29, 2023 (incorporated by reference to exhibit 4.1 of the Form 8-K filed January 5, 2024)
4.2	Form of Convertible Promissory Note issued February 1, 2024 (incorporated by reference to exhibit 4.1 of the Form 8-K filed February 7, 2024)
4.3	Form of Convertible Promissory Note issued February 9, 2024 (incorporated by reference to exhibit 4.1 of the Form 8-K filed February 15, 2024)
4.4	Form of Convertible Promissory Note issued February 2024 (incorporated by reference to exhibit 4.1 of the Form 8-K filed February 28, 2024)
4.5	Form of Indemnification and Advancement Agreement
10.1

Form of Securities Purchase Agreement related to the issuance of the Convertible Promissory Note issued December 29, 2023 (incorporated by reference to exhibit 10.1 of the Form 8-K filed January 5, 2024)

10.2	Subordinated Loan Agreement related to the issuance of the Convertible Promissory Note issued December 29, 2023 (incorporated by reference to exhibit 10.2 of the Form 8-K filed January 5, 2024)
10.3	Subordinated Note issued December 29, 2023 (incorporated by reference to exhibit 10.3 of the Form 8-K filed January 5, 2024)
10.4	Subordinated Security Agreement related to the issuance of the Convertible Promissory Note issued December 29, 2023 (incorporated by reference to exhibit 10.4 of the Form 8-K filed January 5, 2024)
10.5	Form of Warrant Amendment issued December 29, 2023 (incorporated by reference to exhibit 10.5 of the Form 8-K filed January 5, 2024)
10.5	Form of Note Amendment issued December 29, 2023 (incorporated by reference to exhibit 10.6 of the Form 8-K filed January 5, 2024)
10.6

Form of Securities Purchase Agreement related to the issuance of the Convertible Promissory Note issued February 1, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 7, 2024)

10.7	Forbearance Agreement (incorporated by reference to exhibit 4.2 of the Form 8-K filed February 15, 2024)
10.8	Form of Securities Purchase Agreement dated February 26, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 28, 2024)
10.9	Form of Registration Rights Agreement dated February 26, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 28, 2024)
10.10	Form of Note Amendment
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

iCoreConnect, Inc. (Registrant)

Date: May 15, 2024	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

