Form 10-Q
period 2024-06-30
iCoreConnect Inc.
filed 2024-08-16
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 16, 2024 there were 10,404,336 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2024

iCoreConnect Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Cash	$247,194	$1,219,358
Accounts receivable, net	703,751	563,905
Prepaid expenses and other current assets	492,280	1,725,062
Total current assets	1,443,225	3,508,325

Property and equipment, net	183,637	202,421
Right of use lease asset - operating	996,285	1,122,412
Software development costs, net	1,126,733	903,412
Acquired technology, net	6,435,973	-
Customer relationships, net	2,439,379	2,980,412
Forward purchase agreement	3,321,883	5,484,556
Goodwill	1,484,966	1,484,966
Total long-term assets	15,988,856	12,178,179

TOTAL ASSETS	$17,432,081	$15,686,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,735,108	$3,243,338
Operating lease liability, current portion	239,428	241,945
Notes payable, current portion	6,543,511	4,720,454
Related party notes payable	279,462	550,975
Deferred revenue	142,528	119,598
Total current liabilities	12,940,037	8,876,310

Long-term debt, net of current maturities	2,942,584	1,420,137
Long-term related party debt, net of current maturities	314,469
Operating lease liability, net of current portion	824,342	945,889
Total long-term liabilities	4,081,395	2,366,026

TOTAL LIABILITIES	17,021,432	11,242,336

STOCKHOLDERS’ EQUITY

Preferred Stock par value $0.0001; 40,000,000 shares authorized; Issued and Outstanding: 4,376,709 as of June 30, 2024 and 3,755,209 as of December 31, 2023	438	376
Common Stock par value $0.0001; 250,000,000 shares authorized; Issued and Outstanding: 10,404,336 as of June 30, 2024 and 10,068,477 as of December 31, 2023	1,040	1,007
Additional paid-in-capital	131,962,312	119,481,543
Accumulated deficit	(131,553,141)	(115,038,758)
TOTAL STOCKHOLDERS’ EQUITY	410,649	4,444,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,432,081	$15,686,504

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	$3,087,900	$1,856,148	$5,811,263	$3,696,519
Cost of sales	606,617	484,033	1,119,714	975,482
Gross profit	2,481,283	1,372,115	4,691,549	2,721,037

Expenses
Selling, general and administrative	9,187,200	3,189,103	13,707,098	5,600,174
Depreciation and amortization	781,890	291,600	1,514,443	580,509
Total operating expenses	9,969,090	3,480,703	15,221,541	6,180,683
Loss from operations	(7,487,807)	(2,108,588)	(10,529,992)	(3,459,646)

Other income (expenses)
Interest expense	(501,646)	(270,770)	(728,111)	(528,683)
Finance charges	(443,288)	(342,015)	(2,143,607)	(422,078)
Change in fair value of forward purchase agreement	(2,462,673)	-	(2,162,673)	-
Other expense	-		(54,000)	-
Gain on sale of assets	-	13,778	-	13,778
Total other expenses	(3,407,607)	(599,007)	(5,088,391)	(936,983)

Net loss	(10,895,414)	(2,707,595)	(15,618,383)	(4,396,629)

Preferred dividend	(447,999)	-	(895,999)	-

Net loss attributable to common stockholders	$(11,343,413)	$(2,707,595)	$(16,514,382)	$(4,396,629)

Net loss per share available to common stockholders, basic and diluted	$(1.10)	$(0.41)	$(1.62)	$(0.68)

Weighted average number of shares, basic and diluted	10,272,141	6,567,612	10,186,284	6,481,840

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)

					Additional		Total Stockholders’
	Common stock		Preferred Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2024	10,068,477	$1,007	3,755,209	$376	$119,481,543	$(115,038,758)	$4,444,168
Origination fee in convertible debt agreement	85,174	8			181,996		182,004
Stock issued for purchase of Verifi Dental Limited			84,000	8	839,992		840,000
Stock issued for purchase of FeatherPay			480,000	48	4,799,952		4,800,000
Stock issued for the purchase of Teamworx			57,500	6	574,994		575,000
Stock compensation expense	86,747	9			507,670		507,679
Net loss	-	-			-	(5,170,970)	(5,170,970)
Balances at March 31, 2024	10,240,398	$1,024	4,376,709	$438	$126,386,147	$(120,209,729)	$6,177,880
Origination fee in convertible debt agreement	17,034	1			298,323		298,324
Stock compensation expense	146,904	15			5,277,841		5,277,856
Net loss	-	-			-	(11,343,413)	(11,343,413)
Balances at June 30, 2024	10,404,336	$1,040	4,376,709	$438	$131,962,312	$(131,553,141)	$410,649

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2024	2023
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,618,383)	(4,396,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,784	10,577
Amortization expense	1,495,659	569,932
Finance fee	1,745,985	422,078
Change in allowance for doubtful accounts	123,797	110,520
Stock compensation expense	5,785,528	1,024,144
Non-cash interest expense	626,572	103,539
Change in fair value of forward purchase agreement	2,162,673	-
Gain on sale of assets		13,778
Changes in operating assets and liabilities:
Accounts receivable	(208,425)	(61,651)
Prepaid expenses and other current assets	1,232,782	(203,949)
Right of use asset, net of lease liability	2,063	3,961
Accounts payable and accrued expenses	1,595,770	409,777
Deferred revenue	28,710	74,293
NET CASH USED IN OPERATING ACTIVITIES	(1,008,485)	(1,919,630)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire assets – Verifi Dental Limited	(370,000)	-
Cash portion of consideration paid to acquire assets - FeatherPay	(500,000)	-
Sale of capital assets	-	28,000
Purchase of capital assets	-	(178,150)
Additions to capitalized software	(465,837)	(359,758)
NET CASH USED IN INVESTING ACTIVITIES	(1,335,837)	(509,908)

FINANCING ACTIVITES
Net proceeds from debt	2,812,001	2,263,010
Payments on debt	(1,439,843)	(1,186,223)
Proceeds from issuance of common stock	-	540,000
Stock issued for conversion of convertible debt	-	685,333
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,372,158	2,302,120

NET CHANGE IN CASH	(972,164)	(127,418)
CASH AT BEGINNING OF THE PERIOD	1,219,358	196,153
CASH AT END OF THE PERIOD	$247,194	$68,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$132,566	$348,941
Stock issued for acquisitions	$62	$-

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

For the six months ended June 30, 2024, the Company generated an operating loss of $10,529,992. In addition, at June 30, 2024, the Company has an accumulated deficit, and net working capital deficit of $131,553,141 and $11,496,812 respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. Such financings may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10K as filed with the SEC on April 19, 2024 and Form 10-K/A as filed with the SEC on April 29, 2024. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $44,600 at June, 2024.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  The Company assess goodwill impairment by the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of June 30, 2024 there was no impairment of the Company’s Goodwill.

Revenue Recognition

We have 7 primary sources of revenue as of June 30, 2024 and  6 primary sources of revenues as of December 31, 2023:

We have 7 primary sources of revenue

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	Analytics
6.	MSaaS software
7.	Merchant Service Processing

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

7) Merchant Service Processing services are provided on an annual subscription basis using the software as a SaaS model with revenues recognized ratably over the contract term.

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

The Company’s customers are acquired through its own salesforce and through the referrals from its many state association marketing partners. The Company primarily generates revenue from multiple software as a service (SaaS) offerings, which typically include subscriptions to its online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 93% of the Company’s revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of the Company’s revenue is 100% in North America.

For the six months ended June, 2024 and 2023, disaggregated revenues were recurring revenues of  $5,415,913 and $3,333,814, respectively and non-recurring revenues of $395,350 and $362,705, respectively.

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

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $398,750 and $306,468 for the six months ended June 30, 2024 and 2023, respectively.

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

Financial Instruments With Down Round Features

The Company accounts for financial instruments with down-round features whereby the down-round feature is disregarded when assessing whether the instrument is indexed to its own stock, for the purposes of determining liability of equity classification. The down-round feature (price resets) will be accounted for when triggered. For instruments issued with no floor, such instruments may be required to be recorded as a derivative.

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

Debt Obligations and Warrants

For debt obligations issued with warrants, that are determined to have equity treatment, the fair value of the warrants is recorded as a debt discount to offset the debt, based on the relative allocation of fair value of both the debt and the warrants.   If the warrants are treated as a derivative liability, the fair value of the warrants would be recorded as a debt discount with no relative allocation.

For debt obligations with debt default provisions, the Company evaluates those provisions to determine if the potential occurrence of any default, would require the Company to record a derivative liability for substantive changes in expected cashflows, of such debt instruments, resulting from the defaults. The Company has issued and outstanding debt obligations that contain default provisions. The Company performed an assessment of such provisions to determine if they were substantive (based on the default provisions) and if so, a derivative liability would be required to be recorded. The Company performed such assessment as of June 30, 2024 and determined the fair value of the liability was de minimis.

Derivative Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 “Derivatives and Hedging” (“ASC 815”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded upon note issuance at their initial fair values which create additional debt discount to the host instrument.

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

4. INTANGIBLE ASSETS

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of June 30, 2024 and December 31, 2023:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$3,741,511	$-	$(2,838,099)	$903,412
Customer relationships	5,272,578	(105,676)	(2,186,490)	2,980,412
Acquired technology	1,527,186	-	(1,527,186)	-
Total definite-lived intangible assets at December 31, 2023	10,541,275	(105,676)	(6,551,775)	3,883,824

Capitalized software	4,207,348	-	(3,080,615)	1,126,733
Customer relationships	5,166,903	-	(2,727,524)	2,439,379
Acquired technology	7,148,083	-	(712,110)	6,435,973
Total definite-lived intangible assets at June 30, 2024	$16,522,334	-	$(6,520,249)	$10,002,085

In January 2024, the Company purchased Acquired Technology in the amount of $7,148,083. The amortization expense of intangible assets was $1,495,660 and $569,932 for the six months ended June 30, 2024 and 2023, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

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

•

the date that is 360 days after the closing of the Business Combination then any Prepaid Forward Purchase Shares not sold as Series A Preferred Stock will automatically convert into Common Stock on a one for one basis.

•

the date that is eighteen months after the closing of the Business Combination (the “Maturity Date”), then, for any Common Stock underlying the Prepaid Forward Purchase Shares not sold by the Purchaser, the Purchaser shall, on the 25th trading day after the Maturity Date (the “Payment Date”), pay the Company an amount equal to (i) the number of Prepaid Forward Purchase Shares that the Purchaser held on the Maturity Date, multiplied by (ii) the lowest daily volume weighted average price per share of FGMC Common Stock during the twenty trading days beginning on the day after the Maturity Date less $0.15.

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

The Company utilizes an independent valuation firm to assess the carrying value of the Prepaid Forward Purchase shares at each reporting period. The independent valuation firm utilizes a Monte Carlo Simulation using several inputs including: Risk Free Rate (5.22%), Term to Settlement Date (0.74 months) and Series A Preferred Stock valuation ($9.11) and volatility for Series A Preferred Stock (43%) and Common Stock (104%) utilizing publicly available information.

6. NOTES PAYABLE

		June 30,	December 31,
		2024	2023
(2)	Note bearing interest at 18% due October 1, 2026	22,951	27,540
(3)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,779,337	1,988,793
(4)	Promissory Note bearing interest at 12%, due October 31, 2023	-	38,609
(5)	Convertible Note bearing interest at 12% due May 13, 2024	390,853	388,380
(6)	Convertible Note bearing interest at 12%, due October 31, 2024	559,709	569,391
(6)	Convertible Note bearing interest at 12%, due December 18, 2024	566,624	574,961
(7)	Convertible Note bearing interest at 12%, due December 19, 2024	79,116	80,722
(8)	Convertible Note bearing interest at 12%, due December 19, 2024	79,116	80,509
(5)	Convertible Note bearing interest at 12%, due December 28, 2024	124,079	114,781
(1)	Convertible Note bearing interest at 12%, due July 31, 2024	520,901	473,743
(9)	Promissory Note bearing interest at 15%, due December 26, 2024	2,348,330	2,000,000
(10)	Promissory Note bearing interest at 12%, due May 3, 2024	-	-
(11)	Convertible Note bearing interest at 12%, due February 1, 2025	56,462	-
(12)	Convertible Note bearing interest at 12%, due February 1, 2025	5,646	-
(13)	Convertible Note bearing interest at 16%, due February 26, 2025	423,754	-
(13)	Convertible Note bearing interest at 16%, due February 26, 2025	1,315,330	-
(6)	Promissory Note bearing interest at 16%, due June 30, 2024	207,803	-
(14)	Convertible Note bearing interest at 16%, due May 8, 2025	377,985	-
(15)	Promissory Note bearing interest at 12%, due February 14, 2024	181,104	-
(16)	Promissory Note bearing interest at 15%, due November 22, 2024	574,055	-
(1)	Promissory Note bearing interest at 12%, due July 31, 2024	402,710	-
	Total notes payable	10,015,865	6,337,429
	Less: Unamortized debt discounts	(161,109)	-
	Less: unamortized financing costs	(368,661)	(196,837)
	Total notes payable, net of financing costs	9,486,095	6,140,592
	Less current maturities	(6,543,511)	(4,720,455)
	Total Long-Term Debt	$2,942,584	$1,420,137

1.

On February 9, 2024, the Company issued a convertible note entered into a securities purchase agreement with an investor with an effective date of December 29, 2023, pursuant to which the Company in principal amount of $473,743 in exchange for the conversion of a payable in the amount of $473,743. The maturity of the convertible note is June 1, 2024 and carries an interest rate of 12% per annum and is convertible into Company common stock at a conversion rate equal to 100% of the closing price of the Company’s common stock on December 29, 2023. At maturity this note was reissued under the existing terms with a maturity date of July 31, 2024 in addition the Company will issue 74,685 restricted common stock at maturity. The value of the Common Stock was deemed to be $37,338 and is being expensed equally over the new term. On maturity this note was extended under the same terms to July 31, 2024. The note is subordinated to the Company’s senior lenders.

On June 1, 2024, the Company issued a convertible note entered into a securities purchase agreement with another related investor, pursuant to which the Company in principal amount of $397,622 in exchange for the conversion of a payable in the amount of $397,622. The maturity of convertible note is July 31, 2024 and carries an interest rate of 12% per annum and is convertible into Company common stock at a conversion rate equal to 100% of the closing price of the Company’s common stock on June 1, 2024. The note is subordinated to the Company’s senior lenders.

2.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

3.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. On February 12, 2024, the Company entered into a Forbearance Agreement with an effective date of December 31, 2024 whereby the Company agreed to make $300,000 payment to cure certain defaults under the original Loan Agreement. In addition, the Company agreed to increase the default rate of interest in the Loan Agreement, report certain financial and cash metrics on a weekly basis, budgetary updates as well as pay down of balance of 10% of all financing raised over $500,000, in exchange for interest only payments until July 2024 and waiver of all covenants. The Company has obtained an additional waiver until December 31, 2024.

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

5.

In October 2023, the Company entered into a promissory note for $350,000. The maturity of the Promissory Note is May 13, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.85 per share. In conjunction with the Promissory Note, the Company also issued a five-year warrant to purchase 24,500 shares of Company common stock with an exercise price of $2.04. The value of the warrants of 13,498 as determined by a Black-Scholes calculation is separated from the value of the note and expensed equally over the term of the note as a financing fee. At maturity this note was extended under existing terms till July 31, 2024 in addition the Company will issue 51,539 restricted common stock at maturity. The value of the Common Stock was deemed to be $21,640 and is being expensed equally over the new term.

On December 28, 2023, the Company entered into a securities purchase agreement with the existing investor, pursuant to which the Company issued the investor a convertible note in principal amount of $100,000. The maturity of the convertible note is December 28, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.31 or $1.57 for the share price of conversion. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d). The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d), such approval was obtained on May 31, 2024. The promissory notes are subordinated to the Company’s senior lenders.

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

On April 2, 2024 the Company entered into a promissory note in the principal amount of $200,000 with the existing investor. The maturity of the promissory note is June 30, 2024 and carries an interest rate of 16% per annum with interest and principal due at maturity. The promissory notes are subordinate to the Company’s senior lenders

7.

In December 2023, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible note in principal amount of $70,000. The maturity of the convertible note is December 19, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.69 or $2.03 for the share price of conversion. The promissory note is subordinated to the Company’s senior lender.

17

8.

In December 2023, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible note in principal amount of $70,000. The maturity of the convertible note is December 19, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.69 or $2.03 for the share price of conversion. The promissory note is subordinated to the Company’s senior lender.

9.

In December 2023, the Company issued a subordinated note to a service provider in principal amount of $2,000,000 in exchange for conversion of an account payable in the amount of $2,000,000. The maturity of the subordinated note is December 26, 2024 and carries an interest rate of 15% per annum and is to be paid in interest only installments for three months followed with a ballon payment in month four and then a combination of principal and interest payments for the remaining term. The note is secured by the assets of the Company and is junior to the security interest of the Company’s senior lender. As part of the note payable the Company agreed to purchase investor relation consulting services totaling $200,000 payable in quarterly installments beginning in January 2024. The Company was not incompliance with certain provisions of the loan as of June 30, 2024 and has obtained a waiver for any defaults.

10.

On January 1, 2024 the Company entered into a promissory note with Teamworx for $125,000 due January 31, 2024 with no interest. On February 1, 2024, the note was extended to February 29, 2024 with 12% with principal and interest due at maturity. On March 1, 204 the note was extended again to April 30, 2024 with principal and interest due at maturity. This note was further extended to May 6, 2024 under the same terms and was fully repaid in May 2023.

11.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $50,000 in exchange for $50,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws. The promissory note is subordinated to the Company’s senior lender.

12.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $5,000 in exchange for $5,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws. The promissory note is subordinated to the Company’s senior lender.

13.

On February 26, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible notes in the aggregate principal amount of up to $2,375,000. The Purchase Agreement contemplates funding of the investment across two tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $1,375,000 will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $1,250,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), the Company will also issue the Investors 85,174 shares of Company common stock (the “Commitment Shares”). Subject to satisfying the conditions discussed below, the Company has the right under the Purchase Agreement, but not the obligation, to require that the Investors purchase additional Notes at one additional closing. Upon notice, the Company may require that the Investors purchase an additional aggregate principal amount of $1,100,000 of Notes, in exchange for aggregate gross proceeds of $1,000,000, if, among other items, (i) the Registration Statement (as described below) is effective; and (ii) the Shareholder Approval (as described below) has been obtained. The Notes will mature 12 months from their respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Notes will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. Each holder of Notes may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $1.848 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment.  A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion.  On April 26, 2024, the Company and the Investors entered into an amendment to the Purchase Agreements (the “Amendment”) and related transaction documents, pursuant to which the terms of the Financing were amended. The amended terms include, but are not limited to, an increase in the total amount of the Notes issuable under the Financing to an aggregate principal amount of up to $8,250,000. Pursuant to the Amendment, the Company has the right to provide the Note holders a notice that permits the holders to voluntarily convert the Notes at any time at the Market Price (defined below) on the date of conversion (such notice “Voluntary Conversion Notice”). The promissory notes are subordinated to the Company’s senior lenders. The Company received a waiver for untimely filing of its regulatory reporting requirements from the lender.

14.

On May 8, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investor agreed to purchase from the Company unsecured convertible notes in the aggregate principal amount of $304,700. At closing an aggregate principal amount of $304,700 will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $277,000, representing an original issue discount of 10%. On such date, the Company will also issue the Investors 17,034 shares of Company common stock (the “Commitment Shares”). The Note will mature 12 months from its respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Note will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. Each holder of Note may convert all, or any part, of the outstanding Note, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $1,416 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion. The Company received a waiver for untimely filing of its regulatory reporting requirements from the lender. The promissory note is subordinated to the Company’s senior lenders.

15.

On May 14, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible note in the aggregate principal amount of $178,250. The Note will mature 11 months from the respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the one-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/10th of the principal amount of the Note per month (the “Amortization Payments”). The Note will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will accrue 12% interest during the term; provided that the interest rate of the Notes will automatically increase to 22% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default.  The Note may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $50 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions in the event of default only. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

16.

On May 22, 2024, iCoreConnect, Inc. (the “Company”) issued an unsecured note in the aggregate principal amount of $500,000 (the “Note”) to a single lender. The Note matures on November 15, 2025 (the “Maturity Date”), unless earlier repaid. On the Maturity Date, all principal and interest will be due along with an origination amount of $65,000. Commencing November 15, 2024, interest will accrue on the outstanding principal and the origination amount at the rate of 15% per annum; provided that the interest rate will automatically increase by 1.5% per month, compounded monthly upon the occurrence of an event of default. If the Company completes a transaction or series of related transactions pursuant to which a material portion of the Company’s outstanding debt is paid, refinanced, recapitalized, compromised, or otherwise satisfied, then all amounts under the Note will become immediately due and payable. If the Company does not repay the Note, including the origination amount, prior to November 15, 2024, the Company shall be required to issue the lender 225,000 shares of Company common stock (the “Rollover Shares”). The Note contains standard and customary events of defaults, including but not limited: (i) failure to pay to the holder any amounts when due; (ii) the failure to pay when due any other debts of the Company, and (iii) bankruptcy or insolvency of the Company. The promissory note is subordinated to the Company’s senior lenders.

7. RELATED PARTY TRANSACTIONS

		June,	December 31,
		2023	2023
(2)	Related Party Promissory Note bearing interest at 18%, due December 31, 2023	$-	$249,855
(1)	Related Party Promissory Note bearing interest at 12%, due December 31, 2023	-	225,797
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due July 31, 2024	102,510	96,753
(2)	Related Party Promissory Note bearing interest at 20%, due July 31, 2024	287,176	-
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due July 31, 2024	217,986	-
	Total notes payable	607,672	572,405
	Less: Unamortized debt discounts	-	-
	Less: unamortized financing costs	(13,741)	(21,431)
	Total notes payable, net of financing costs	593,931	550,974
	Less current maturities	(279,462)	(550,974)
	Total Long-Term Debt	$314,469	$-

1.

In October 2023 the Company entered into two separate new notes with a related party; (a) $200,000 Promissory Note with 12% interest per annum which shall be paid on the maturity date which is December 31, 2023. In conjunction with the issuance of the Promissory Note, the Company also issued the investor a five-year warrant (the “Warrant”) to purchase 14,000 shares of Company common stock with an exercise price of $2.16 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance; (b) the Company issued the investor a convertible promissory note in principal amount of $94,685.91 The maturity of the Convertible Promissory Note is May 26, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.80 per share, which was the closing price of the Company’s common stock on the date of issuance. In conjunction with the Convertible Promissory Note, the Company also issued the investor 6,629 shares of Company common stock and a five-year warrant to purchase 6,629 shares of Company common stock with an exercise price of $2.15 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d) which was obtained on May 31, 2024. The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d) which was obtained on May 31, 2024. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a convertible note in the principal amount of $200,000 in exchange for $200,000. The maturity of the convertible note is April 30, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 30,000 shares of our common stock with an exercise price of $1.50. At maturity these notes were reissued under the same terms for a maturity date of July 31, 2024. Accrued and unpaid interest as of June, 2024 was $19,780 and unamortized financing costs were $6,026. The promissory notes are subordinated to the Company’s senior lenders.

2.

In June 2023 the Company entered into a promissory note with an entity controlled by its Chief Executive Officer, a related party. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000 and matures on December 31, 2023. The Note carries an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $7.45 at the sole discretion of the issuer. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a promissory note in the principal amount of $260,000 in exchange for $260,000. The maturity of the promissory note is April 30, 2024 and carries an interest rate of 20% per annum. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 39,000 shares of our common stock with an exercise price of $1.50. The promissory note is subordinated to the Company’s senior lender. Accrued and unpaid interest as of June 30, 2024 was $19,461 and unamortized financing costs were $ $7,715. On maturity this note was extended on the same terms until May 1, 2024. On May 13, 2024, the Company entered into a Note Amendment with an extension of a Convertible Promissory Note in the original amount of $350,000 with an original maturity date of May 13, 2024 to be extended to July 31, 2024. In consideration for the extension the Company will issue the holder 51,539 restricted shares of common stock at maturity. The shares are subject to the Company’s ability to issue such shares in compliance with Nasdaq Listing Rule 5635(d) which will require the approval by the Company’s shareholders of certain proposals to be considered at the Company’s 2024 Annual Meeting to be held on May 31, 2024. To the extent the Company is unable to issue the shares in compliance with Nasdaq Listing Rule 5635(d), the Company’s obligation to issue the shares shall be tolled until such time as the Company is able to issue such shares. At maturity this note was reissued under the same terms to July 31, 2024. The convertible promissory note is subordinated to the Company’s senior lenders.

8. COMMON AND PREFERRED STOCK

Common Stock

On May 28, 204 the Company’s shareholders approved the increase in the authorized number of common shares from 100,000,000 up to 250,000,000 shares of Company Common Stock, par value $0.0001 per shares.

During the six months ended June 30, 2024 the Company issued 102,208 shares of common stock on the issuance of convertible debt and 233,651 shares of common stock related to stock based compensation.

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

During the six months ended June 30, 2024 the Company issued 621,500 Series A Preferred stock in conjunction with asset acquisitions of FeatherPay, Verifi Dental Limited and Teamworx LLC.

Common Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the six months ended June 30, 2024 are presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2024	776,328	$3.75	8.0	$-
Granted	5,100,241	2.64	9.7	-
Exercised	-	-	-	-
Forfeited	(7,112)	2.81	7.8	-
Balance Outstanding – June 30, 2024	5,869,457	$2.79	9.4	$-

Exercisable – June 30, 2024	4,285,364	$3.18	9.4	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2024	395,072	$3.76	8.0
Granted	5,100,241	2.64	9.7
Vested	(4,285,364)	3.18	9.4
Forfeited	-	-	-
Nonvested – June 30, 2024	1,209,949	$1.72	9.4

Restricted Common Stock Compensation

The Board approved on January 3, 2023 134,049 shares of common stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

On March 13, 2023 the Company’s Board of Directors approved the grant of 5,027 shares of common stock to certain board members for services related to 2018 service.

In April 2023, the Company’s Board of Directors approved compensation for its Board Members and Committee Members for the year ended December 31, 2023. On an annual basis equivalent, Board Members are compensated $60,000, with additional compensation of $5,000 for being a Committee Member, an additional $5,000 for being a Chair of a Committee and $20,000 for being the Board Chair. Compensation is to be paid quarterly in arrears at the closing stock price of the last trading day of the quarter.  The Company has recorded an expense of $200,000 and $184,167 for the six months ended June 30, 2024 and 2023, respectively.

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

During the six months ending June 30, 2023, the Company issued no Common Stock Warrants.

During the six months ending June 30, 2024, the Company issued 69,000 Common Stock Warrants.

As part of the Merger, all outstanding warrants were converted on a cashless basis into shares of common stock. As of June 30, 2024, the number of shares issuable upon exercise of the Common Stock Warrants were nil shares.

Common Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	45,129	$2.09	4.81	$-
Granted	69,000	1.36	4.51	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding – June 30, 2024	114,129	$1.65	4.43	$-

Preferred Stock Warrants

$2.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	425,800	$2.00	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – June 30, 2024	425,800	$2.00	9.2	$-

$11.50 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	10,122,313	$11.50	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – June 30, 2024	10,122,313	$11.50	9.2	$-

$15.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,000,000	$15.00	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – June 30, 2024	1,000,000	$15.00	9.2	$-

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

As of June 30, 2024, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
Less than 1 year	1-3 years	3-5 years	Total
$352,998	$957,059	$16,555	$1,326,612

Lease costs for the six months ended June 30, 2024 were $198,960 and cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2024 were $196,897. As of June, 2024, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,326,612
Present value adjustment using incremental borrowing rate	(262,842)
Lease liabilities	$1,063,770

(B) LITIGATION

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to a contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. On April 9, 2024 the Company was served with notice that the case had bene brought before the Supreme Court of India and the Company has obtained local counsel. Subsequently the Company filed a petition with the Supreme Court of India to dismiss the claim on various grounds. The Supreme Court of India denied the Company’s request on July 15, 2024 and appointed a single Arbitrator to the matter. The Company continues to evaluate the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The outcome of this matter is not expected to have a material effect on these financial statements.

(C) COMPENSATION

On March 29, 2024, the Compensation Committee approved a management incentive plan pursuant to which it agreed to issue ten-year options with an immediate vest to purchase shares of Company common stock at an exercise price of $3.10 per share, subject to the approval of the Plan Amendment at the Annual Meeting, to the following officers, among other employees, (i) Robert McDermott, Chief Executive Officer and President – options to purchase 1,817,742 shares of Company common stock; (ii) Archit Shah, Chief Financial Officer – options to purchase 482,259 shares of Company common stock; (iii) David Fidanza, Chief Information Officer – options to purchase 352,420 shares of Company common stock; (iv) Muralidar Chakravarthi, Chief Technology Officer – options to purchase 352,420 shares of Company common stock; (v) Jeffery Stellinga, Vice President – options to purchase 352,420 shares of Company common stock. Approval of the Plan Amendment was received on May 31, 2024 and the total value of the grant of $4,779,580 was expensed on this date.

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

The Company has no significant customers (greater than 10% of total revenue) in its six-month 2024 revenue. The Company has accounts receivable concentration with three customers in 2024 representing 30% of total accounts receivables outstanding as of June 30, 2024, and one customer that represented 31% of accounts receivable outstanding as of December 31, 2023.

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

Revenue types were as follows:

	For the Three Months Ended June 30,
	2024	%	2023	%	% Change
Revenue:
Subscription software and services	$2,820,863	91%	$1,629,999	88%	73%

Professional services and other	267,037	9%	226,149	12%	16%

Total revenue	$3,087,900	100%	$1,856,148	100%	66%

	For the Six Months Ended June 30,
	2024	%	2023	%	% Change
Revenue:
Subscription software and services	$5,415,913	93%	$3,333,814	90%	63%

Professional services and other	395,350	7%	362,705	10%	8%

Total revenue	$5,811,263	100%	$3,696,519	100%	57%

12. ASSET ACQUISITION

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of the dates detailed in the table:

	FeatherPay	Verifi Dental	Teamworx
Consideration Paid:	January 1, 2024	January 1, 2024	January 1, 2024
Cash	$500,000	$370,000	$-
Note payable	-	-	125,000
Common stock	-	-	-
Series A preferred stock	4,800,000	840,000	575,000
	$5,300,000	$1,210,000	$700,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$-	$871	$12,752
Accounts receivable	959	54,259	-
Acquired technology	5,299,041	1,154,870	678,548
Deferred revenue	-	-	8,700
Total assets acquired	$5,300,000	$1,210,000	$700,000

13. SUBSEQUENT EVENTS

On July 1, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with a related party. Pursuant to the terms and conditions of the Purchase Agreement, the Investor agreed to purchase from the Company unsecured promissory note in the principal amount of $267,500. At closing an aggregate principal amount of $267,500 will be issued in exchange for aggregate gross proceeds of $250,000, representing an original issue discount of 10%. On such date, the Company will also issue the Investors 8,065 Common Stock Warrants with an exercise price of 120% of the closing price with a five year term. The note matures August 31, 2024 and is subordinated to the Company’s senior lenders.

On July 16, 2024 the Company entered into a Second Amendment with its North Carolina landlord with an effective date of September 1, 2024 extending its lease September 1, 2026 with an annual lease cost of $48,000 for each of the two years.

Additional Financing

As previously reported, on February 26, 2024, iCoreConnect, Inc. (the “Company”) executed securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Investors”). On July 31, 2024, a second closing occurred (the “Second Closing”), pursuant to which an aggregate principal amount of $384,406 of Notes (the “July Notes”) was issued in exchange for aggregate gross proceeds of $349,460, representing an original issue discount of 10%. On such date (the “Second Closing Date”), the Company also issued the Investors 50,734 shares of Company common stock (the “Second Commitment Shares”).

Convertible Notes. The Notes will mature 12 months from their respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Notes will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default (See “— Events of Default” below).

Conversion at Option of Holder. Each holder of Notes may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $0.77 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Notwithstanding the foregoing, on July 31, 2024, the Company provided the holders of all of the Notes a Voluntary Conversion Notice and accordingly, the Notes may be converted by the holders at any time at the Market Price (defined below).

With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment.

Limitations on Conversion. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

Adjustment of Conversion Upon Amortization Payment Failure. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion (the “Market Price”).

Events of Default. The Notes contain standard and customary events of defaults (each, an “Event of Default”), including but not limited: (i) failure to pay to the holder any amounts when due; iii) the failure to timely file or make effective the Registration Statement (as described below) pursuant to the Registration Rights Agreement, (iii) the failure to obtain Shareholder Approval (as described below), and (iv) bankruptcy or insolvency of the Company.

Fundamental Transaction. The Notes prohibit the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or the Company’s successor) assumes in writing all of the obligations under the Notes and the other transaction documents in the Financing. In addition, if such event occurs then the holder of the Note shall have the right to (i) be repaid the full amount owed under the Note and (ii) receive upon conversion of all or any portion of the Note such stock, securities or assets which the holder would have been entitled to receive in such transaction had the Note been converted immediately prior to such transaction (without regard to any limitations on conversion set forth herein).

On July 31, 2024, the parties entered into a registration rights agreement (the “Registration Rights Agreement”), which grants the Investors certain customary registration rights in connection with the Financing with respect to the shares of common stock underlying the July Notes. In accordance with the terms and conditions of the Registration Rights Agreement, the Company shall prepare and file with the SEC a registration statement on Form S-1 (the “Registration Statement”) registering the resale of the common stock underlying all of the Notes within 90 days and to have such registration statement effective by within 120 days after the execution of the Registration Rights Agreement.

In compliance with Nasdaq Listing Rule 5635(d), the Company shall not issue any shares of common stock underlying the July Notes if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock which the Company may issue upon conversion of the July Notes without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market. Pursuant to the Purchase Agreement, the Company agreed to hold a special stockholder seeking stockholder approval of the issuance of all of the common stock underlying the July Notes in compliance with the rules and regulations of the Nasdaq Stock Market.

On July 31, 2024, the Company and the Investors entered into a waiver agreement pursuant to which the Investors agreed to waive certain events of default under the Notes related to the Company’s failure to file its Form 10-K on a timely basis and delays in registering the resale of the common stock underlying the Notes issued in February 2024. In consideration for the waiver, the Company issued the investors warrants to purchase an aggregate of 1,680,555 shares (the “Warrants”).

In compliance with Nasdaq Listing Rule 5635(d), the Company is not able to issue any shares of common stock upon exercise of the Warrants if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock which the Company may without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market.

Each Warrant has an initial exercise price per share equal to $0.90. The Warrants are immediately exercisable and will expire on the five-year anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our shares of common stock and the exercise price. Subject to certain exemptions outlined in the Warrant, for the life of the Warrant, if the Company sells or issues any common stock or convertible security, at an effective price per share less than the exercise price of the Warrant then in effect (a “Dilutive Issuance”), the exercise price of the Warrant will be reduced to the price per share in the Dilutive Issuance and the number of shares issuable upon exercise of the Warrant shall be proportionally adjusted so that the aggregate exercise price of the Warrant shall remain unchanged; provided that the exercise price of the Warrants may not be lowered below $0.135 per share.

A holder (together with its affiliates) may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding shares of common stock immediately after exercise.

If at the time a holder exercises its Warrants, a registration statement registering the issuance of the shares of common stock underlying the Warrants under the Securities Act is not then effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Warrants.

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into exchange agreements and convertible promissory notes with five note holders whose debt matured after July 31, 2024 totaling $2,040,143 inclusive of all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued new notes that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The new notes are subordinated to the Company’s senior secured lenders. The conversion rights of the note holders are subject to the approval of the Company’s shareholders.

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into securities purchase agreements along with three convertible promissory note holders whose debt had matured as of July 31, 2024 totaling $527,993 inclusive of all unamortized OID, accrued interest and outstanding principal. The parties entered into new convertible promissory notes with a maturity date of August 1, 2027. The notes are convertible at $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The note carries an interest rate of 12% per annum with all interest and principal due at maturity. The notes are subordinated to the Company’s senior secured lenders. The conversion rights of the note holders are subject to the approval of the Company’s shareholders.

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into securities purchase agreements along with two convertible promissory note holders whose debt had matured as of July 31, 2024 totaling $912,696 inclusive of all unamortized OID, accrued interest and outstanding principal. The parties entered into new convertible promissory notes with a maturity date of August 1, 2025. The notes are convertible at $0.53 with a mandatory conversion if the Company’s stock price is at $0.69 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The note carries an interest rate of 12% per annum with all interest and principal due at maturity. The notes are subordinated to the Company’s senior secured lenders. The conversion rights of the note holders are subject to the approval of the Company’s shareholders.

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an extension of the term of a note with a related party with the principal amount of $260,000 with a maturity of July 31, 2024 to be extended to September 30, 2024 under the same terms and conditions.

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an extension of the term of a note with a note holder with an original principal amount of $350,000 with an maturity of July 31, 2024 to be extended to October 31, 2024 under the same terms and conditions.

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

iCoreCloud - iCoreCloud offers customers the ability to back up their on-premise servers and computers to the cloud. iCoreCloud is a fully HIPAA compliant and automated back up solution. The data backed up is encrypted both in transit and while at rest. In case of full data loss, the mirrored data in the cloud can be seamlessly restored back to the practice on a new computer or a server. The data is stored encrypted in HIPAA compliant data centers with multiple layers of redundancy. The data centers are physically secure with restricted personnel and biometric access. The locations are also guarded by security 24 hours a day, 365 days a year.

iCorePay – iCorePay is a cloud-based financial technology (FinTech) solution designed to streamline the billing and payment processes for healthcare providers, offering a modern and efficient way to manage patient payments. The platform integrates with existing healthcare management systems, allowing for easy creation and sending of HIPAA-compliant billing statements, as well as accepting various digital payment methods like Apple Pay, Google Pay, and PayPal. This system aims to improve the patient experience by making payments easier and more convenient, while also boosting revenue collection for healthcare providers. Additionally, iCorePay helps reduce costs and administrative burdens by automating much of the billing process.

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

iCoreIT -The trend in IT Services companies for over a decade has been to move away from a “Break/Fix  model” to a “Managed Service Provider (MSP)” and “Managed Software as a Service (MSaaS)” model with recurring revenue.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 93% and 90% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve.

Professional services and other revenue account for 7% and 10% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Professional services and other revenue include hardware, software, labor, and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services.

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

Executive Summary

Financial Results for the Six Months Ended June 30, 2024

Our total revenue for the six months ended June 30, 2024, increased by 57% to $5,811,263 in comparison with $3,696,519 reported during the same period in 2023.  Revenue growth is attributable to an increase in organic sales along with sales in new offerings from the asset acquisitions which contributed to overall revenue growth for the six months ended June 30, 2024. The Company continues to see organic growth in its SaaS based products.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates its operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 81% and 73% for the six months ended June 30, 2024 and 2023, respectively. Gross Profit increased by $144,232 compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Financial Results for the Three Months Ended June 30, 2024

Our total revenue for the three months ended June 30, 2024, increased by 66% to $3,087,900 in comparison with $1,856,148 reported during the same period in 2023.  Revenue growth is attributable to an increase in organic sales along with sales in new offerings from the asset acquisitions which contributed to overall revenue growth for the three months ended June 30, 2024. The Company continues to see organic growth in its SaaS based products.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates its operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 80% and 74% for the three months ended June 30, 2024 and 2023, respectively. Gross Profit increased by $1,109,168 compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings for improved workflow, productivity, and efficiency gains. As we have expanded our product offerings, we are seeing greater traction for all our software products across the entire platform.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses and continues to do so. We currently have agreements with large State Associations, Dental Support Organizations (DSOs), Hospitals, and large insurance companies

•

Capital raise. In the first six months of 2024, the company did not raise any funds from the sale of Common Stock and $2,927,960 in gross proceeds in the form of secured notes and convertible notes to fund operations and growth.

Results of Operations – Six and Three Month Period Ended June 30, 2024 Compared to Six and Three Month Period Ended June 30, 2023

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Six Month Period Ended June 30, 2024 Compared to the Six Month Period Ended June 30, 2023

	Six Months Ended
	June 30,	June 30,	%
	2024	2023	Incr/(Decr)
Revenue	$5,811,263	$3,696,519	57%
Cost of sales	1,119,714	975,482	15%
Gross profit	4,691,549	2,721,037

Expenses
Selling, general and administrative	13,707,098	5,600,174	145%
Depreciation and amortization	1,514,443	580,509	161%
Total operating expenses	15,221,541	6,180,683
Loss from operations	(10,529,992)	(3,459,646)

Other income (expense)
Interest expense	(728,111)	(528,683)	38%
Finance charges	(2,143,607)	(422,078)	408%
Change in fair value of forward purchase agreement	(2,162,673)	-	100%
Other expense	(54,000)	-	100%
Gain on sale of assets	-	13,778	(100%)
Total other expense, net	(5,088,391)	(936,983)	397%

Net loss	$(15,618,383)	$(4,396,629)	180%

Preferred dividend	(895,999)	-	100%

Net loss attributable to common stockholders	$(16,514,382)	$(4,396,629)	206%

Revenues. Net revenues increased to $5,811,263 from $3,696,519 for the six months ended June 30, 2024 and 2023, respectively. The increase in revenue was driven by sales in the Company’s core SaaS offerings coupled with the addition of sales related to its asset acquisitions which are predominantly recurring services.

Cost of sales. Cost of sales for the six months ended June 30, 2024 and 2023 grew 15% to $1,119,714 from $975,482. The moderate increase in cost of sales is consistent with the increase in growth in recurring revenue over non-recurring revenues which have a higher margin associated with delivery. The Company has been able to continue leverage its capacity in its data centers and other systems to bring on customers while being able to keep costs related to support and service in check.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were $13,707,098 and $5,600,174, respectively. The increase is largely attributed to a one-time $4,779,580 cost associated with stock based compensation for members of the management team that were award special compensation for completing the business combination. The Company did not have enough instruments available under its 2023 Stock Plan and required the plan increase to be approved by its Shareholders. Shareholder approval was obtained in May 2024 and the Company expensed the value of this award in full during the period. The increase between periods is also due to an increase in payroll expenses related to the cost to service its asset acquisitions and other general and administrative expenses to support the rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses for the six months ended June 30, 2024 and 2023 were $1,514,443 and $580,509, respectively. The increase in depreciation and amortization reflects an increase primarily in amortization costs associated with the additional customer list of $1,559,144 and acquired technologies of $5,620,897 as part of the asset’s acquisitions in comparison to the comparative period.

Interest Expense. Interest expense for the six months ended June 30, 2024 and 2023 was $728,111 and $528,683, respectively. The increase between periods was primarily due to the Company having a higher aggregate level of borrowing in 2024 than in 2023.

Financing fee

.

Financing fee expenses for the six months ended June 30, 2024 and 2023 were $2,143,607 and $422,078 respectively. The increase between periods was primarily due to the Company expensing deferred financing fees of approximately $1,008,000 associated with its cancelled equity line of credit. In addition, the Company issued higher levels of convertible debt than in the comparative period resulting in additional financing costs being reported. The balance also reflects the final portion of a make whole agreement that the Company entered into in August of 2023, whereby the Company guaranteed the difference between the value of debt converted into shares at $10.00 per share and their ultimate sales price.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement for the six months ended June 30, 2024 and 2023 was a net $2,162,673 and $nil, respectively. The net expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Other expense

.

Other expenses for the six months ended June 30, 2024 and 2023 were $54,000 and $nil, respectively.

Gain on Sale of Asset. Gain on Sale of Asset for the six months ended June 30, 2024 and 2023 were $nil and $13,778, respectively.

Income Tax. Income tax expense for the six months ended June 30, 2024 and 2023 were $54,000 and $nil, respectively and reflect the fact that the Company is now subject to taxes due to being registered in Delaware.

Preferred dividend. Preferred dividend for the six months ended June 30, 2024 and 2023 were $895,999 and $nil, respectively. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock.

Three Month Period Ended June 30, 2024 Compared to the Three Month Period Ended June 30, 2023

	Three Months Ended
	June 30,	June 30,	%
	2024	2023	Incr/(Decr)
Revenue	$3,087,900	$1,856,148	66%
Cost of sales	606,617	484,033	25%
Gross profit	2,481,283	1,372,115

Expenses
Selling, general and administrative	9,187,200	3,189,103	188%
Depreciation and amortization	781,890	291,600	168%
Total operating expenses	9,969,090	3,480,703
Loss from operations	(7,487,807)	(2,108,588)

Other income (expense)
Interest expense	(501,646)	(270,770)	(12)%
Finance charges	(443,288)	(342,015)	1,527%
Change in fair value of forward purchase agreement	(2,462,673)	-	100%
Gain on sale of assets	-	13,778	(100)%

Total other expense, net	(3,407,607)	(599,007)	469%

Net loss	$(10,895,414)	$(2,707,595)	302%

Preferred dividend	(447,999)	-	100%

Net loss attributable to common stockholders	$(11,343,413)	$(2,707,595)	319%

Revenues. Net revenues increased to $3,087,900 from $1,856,148 for the three months ended June 30, 2024 and 2023, respectively. The increase in revenue was driven by sales in the Company’s core SaaS offerings coupled with the addition of sales related to its asset acquisitions which are predominantly recurring services.

Cost of sales. Cost of sales for the three months ended June 30, 2024 and 2023 grew 4% to $606,617 from $484,033. The moderate increase in cost of sales is consistent with the increase in growth in recurring revenue over non-recurring revenues which have a higher margin associated with delivery. The Company has been able to continue leverage its capacity in its data centers and other systems to bring on customers while being able to keep costs related to support and service in check.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were $9,187,200 and $3,189,103, respectively. The increase is largely attributed to a one-time $4,779,580 cost associated with stock based compensation for members of the management team that were award special compensation for completing the business combination. The Company did not have sufficient number of instruments available under its 2023 Stock Plan and required the plan increase to be approved by its Shareholders. Shareholder approval was obtained in May 2024 and the Company expensed the value of this award in full during the period. The increase between periods is also due to an increase in payroll expenses related to the cost to service its asset acquisitions and other general and administrative expenses to support the rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended June 30, 2024 and 2023 were $781,890 and $291,600, respectively. The increase in depreciation and amortization reflects an increase primarily in amortization costs associated with the additional customer list of $1,559,144 and acquired technologies of $5,620,897 as part of the assets acquisitions in comparison to the comparative period.

Interest Expense. Interest expense for the three months ended June 30, 2024 and 2023 was $501,645 and $270,770, respectively. The increase between periods was primarily due to the Company having higher aggregate level of borrowing in 2024 than in 2023.

Financing fee. Financing fee expenses for the three months ended June 30, 2024 and 2023 were $443,288 and $342,015 respectively. The increase between periods was primarily due to the Company issuing higher levels of convertible debt than in the comparative period resulting in additional financing costs being reported.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement for the three months ended June 30, 2024 and 2023 was $2,462,673 and $nil, respectively. The net expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Gain on Sale of Asset. Gain on Sale of Asset for the three months ended June 30, 2024 and 2023 were $nil and $13,778, respectively.

Income Tax. Income tax expense for the three months ended June 30, 2024 and 2023 were $nil and $nil, respectively.

Preferred dividend. Preferred dividend for the three months ended June 30, 2024 and 2023 were $447,999 and $nil, respectively. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock.

LIQUIDITY, GOING CONCERN AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six-month period ended June 30, 2024 the Company generated an operating loss of $10,529,992. In addition, as of June 30, 2024, the Company had an accumulated deficit and net working capital deficit of $131,553,141, and $11,496,812, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company is seeking to raise additional capital through the issuance of debt and/or equity securities to fund its operations, although it has no commitments for such capital and there is no assurance that it will be successful in raising any additional capital. The Company is reliant on future fundraising to finance operations in the near future. If the Company fails to raise additional capital in the near future, it will be required to curtail or cease its operations. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the six-month periods ended June 30, 2024 and 2023 related to our operations:

	Six Month Ended
	June 30,	June 30,
	2024	2023
Net cash used in operating activities	$(1,008,485)	$(1,919,630)
Net cash used in investing activities	(1,335,837)	(509,908)
Net cash provided by financing activities	1,372,158	2,302,120
Net change in cash	(972,164)	(127,418)
Cash and cash equivalents at beginning of the period	1,219,358	196,153
Cash and cash equivalents at end of the period	$247,194	$68,735

Operating Activities:

Net cash used by operating activities of $1,008,485 for six-month period ended June 30, 2024 was $911,145 less than the $1,919,630 cash used by operations for the six-month period ended June 30, 2023. The decrease in cash utilized by operating activities was primarily attributable to a larger non-cash charge add backs over the comparative periods along with increases in accounts payable and accrued liabilities and lower prepaid expenses. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities was $1,335,837 and $509,908 for the six-month period ended June 30, 2024 and 2023, respectively. The overall increase was mainly attributable to the cost of purchase related to the asset acquisitions of FeatherPay and Verifi Dental Limited. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities:

Net cash provided by financing activities of $1,372,158 and $2,302,120 for the six-month period ended June 30, 2024 and 2023, respectively. The cash decrease was a result of reduced net issuance of debt less payments for 2024 while in 2023 the increase was attributed to net issuance of debt less payments along with sale of common stock.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on The Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder's equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from The Nasdaq Capital Market.

On July 8, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that for the last 32 consecutive business days the closing bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until January 6, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the closing bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we are not in compliance with the Bid Price Rule by January 6, 2025, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. We would then be entitled to appeal the Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination by the Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful.

Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended June 30, 2024, is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2024 and 2023 (unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation of iCoreConnect, dated May 31, 2024 (incorporated by reference to exhibit 3.1 of the Form 8-K filed May 31, 2024)

4.1	Form of Promissory Note issued May 22, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 28, 2024)

4.2	Form of Amendment to February Purchase Agreements (incorporated by reference to exhibit 4.11 of the Form S-1 file number 333-280131)

4.3	Form of Convertible Promissory Note issued June 12, 2024 (incorporated by reference to exhibit 4.1 of the Form 8-K filed June 17, 2024)

10.1	Form of Promissory Note Amendment dated June 12, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed June 17, 2024)

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

iCoreConnect, Inc. (Registrant)

Date: August 16, 2024	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2024	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

