Form 10-Q
period 2024-09-30
iCoreConnect Inc.
filed 2024-11-19
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 18, 2024 there were 24,323,510 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Part I Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2024 and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months and Nine Months ended September 30, 2024 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	46

Item 4.	Controls and Procedures	46

Part II Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

iCoreConnect Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Cash	$212,346	$1,219,358
Accounts receivable, net	798,329	563,905
Prepaid expenses and other current assets	441,200	1,725,062
Total current assets	1,451,875	3,508,325

Property and equipment, net	179,140	202,421
Right of use lease asset - operating	934,160	1,122,412
Software development costs, net	1,536,484	903,412
Acquired technology, net	6,079,918	-
Customer relationships, net	2,178,837	2,980,412
Forward purchase agreement	375,279	5,484,556
Goodwill	1,484,966	1,484,966
Total long-term assets	12,768,784	12,178,179

TOTAL ASSETS	$14,220,659	$15,686,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,094,793	$3,243,338
Operating lease liability, current portion	345,496	241,945
Notes payable, current portion	6,953,285	4,720,454
Related party notes payable, current portion	561,337	550,975
Deferred revenue	167,816	119,598
Total current liabilities	13,122,727	8,876,310

Long-term debt, net of current maturities	3,138,093	1,420,137
Long-term related party debt, net of current maturities	323,735
Operating lease liability, net of current portion	656,739	945,889
Total long-term liabilities	4,118,567	2,366,026

TOTAL LIABILITIES	17,241,294	11,242,336

STOCKHOLDERS’ EQUITY

Preferred Stock par value $0.0001; 40,000,000 shares authorized; Issued and Outstanding: 4,480,845 as of September 30, 2024 and 3,755,209 as of December 31, 2023	448	376
Common Stock par value $0.0001; 250,000,000 shares authorized; Issued and Outstanding: 11,836,277 as of September 30, 2024 and 10,068,477 as of December 31, 2023	1,184	1,007
Additional paid-in-capital	135,191,201	119,481,543
Accumulated deficit	(138,213,468)	(115,038,758)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,020,635)	4,444,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,220,659	$15,686,504

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	$2,787,999	$2,004,853	$8,599,262	$5,701,372
Cost of sales	826,990	517,875	1,946,704	1,493,357
Gross profit	1,961,009	1,486,978	6,652,558	4,208,015

Expenses
Selling, general and administrative	3,354,831	3,589,655	17,061,929	9,189,829
Depreciation and amortization	806,509	320,427	2,320,952	900,936
Total operating expenses	4,161,340	3,910,082	19,382,881	10,090,765
Loss from operations	(2,200,331)	(2,423,104)	(12,730,323)	(5,882,750)

Other income (expenses)
Interest expense	(223,060)	(478,437)	(951,173)	(1,007,120)
Finance charges	(632,800)	(370,852)	(2,378,784)	(792,930)
Change in fair value of forward purchase agreement	(2,946,604)	(419,407)	(5,109,277)	(419,407)
Other expense	12,000	-	(439,622)	13,778

Total other expenses	(3,790,464)	(1,268,696)	(8,878,856)	(2,205,679)

Net loss	(5,990,795)	(3,691,800)	(21,609,179)	(8,088,429)

Preferred dividend	(669,532)	(218,516)	(1,565,531)	(218,516)

Net loss attributable to common stockholders	$(6,660,327)	$(3,910,316)	$(23,174,710)	$(8,306,945)

Net loss per share available to common stockholders, basic and diluted	$(0.61)	$(0.54)	$(2.22)	$(1.23)

Weighted average number of shares, basic and diluted	10,899,110	7,260,195	10,425,627	6,744,143

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

							Total
					Additional		Stockholders’
	Common stock		Preferred Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2024	10,068,477	$1,007	3,755,209	$376	$119,481,543	$(115,038,758)	$4,444,168
Origination fee in convertible debt agreement	85,174	8			181,996		182,004
Stock issued for purchase of Verifi Dental Limited			84,000	8	839,992		840,000
Stock issued for purchase of FeatherPay			480,000	48	4,799,952		4,800,000
Stock issued for the purchase of Teamworx			57,500	6	574,994		575,000
Stock compensation expense	86,747	9			507,670		507,679
Net loss	-	-			-	(5,170,970)	(5,170,970)
Balances at March 31, 2024	10,240,398	$1,024	4,376,709	$438	$126,386,147	$(120,209,729)	$6,177,880
Origination fee in convertible debt agreement	17,034	1			298,323		298,324
Stock compensation expense	146,904	15			5,277,841		5,277,856
Net loss	-	-			-	(11,343,413)	(11,343,413)
Balances at June 30, 2024	10,404,336	$1,040	4,376,709	$438	$131,962,312	$(131,553,141)	$410,649
Origination fee in convertible debt agreement	229,375	23			439,017		439,040
Stock issued for conversion of debt	281,921	28			138,222		138,250
Conversion of Preferred Stock to Common Stock	359,725	36	(71,945)	(7)	(29)		-
Stock issued for in kind dividend			176,081	17	1,760,792		1,760,809
Stock issued for purchase of assets of Healthcare Circle of Excellence	32,328	3			29,997		30,000
Stock issued for inducement of STRATA	300,000	30			156,000		156,030
Stock compensation expense	228,592	24			704,890		704,914
Net loss						(6,660,327)	(6,660,327)
Balances at September 30, 2024	11,836,277	$1,184	4,480,845	$448	$135,191,201	$(138,213,468)	$(3,020,635)

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2024	2023
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,609,179)	$(8,088,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,281	13,753
Amortization expense	2,297,671	887,183
Finance fee	2,378,783	792,930
Change in allowance for doubtful accounts	155,249	130,439
Stock compensation expense	6,490,487	1,434,900
Non-cash interest expense	842,699	720,357
Change in fair value of forward purchase agreement	5,109,277	419,407
Gain on sale of assets	-	(13,778)
Changes in operating assets and liabilities:
Accounts receivable	(334,455)	(313,288)
Prepaid expenses and other current assets	1,283,862	(483,073)
Right of use asset, net of lease liability	2,653	28,223
Accounts payable and accrued expenses	2,046,733	2,611,741
Deferred revenue	53,998	97,684
NET CASH USED IN OPERATING ACTIVITIES	(1,258,941)	(1,761,951)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire assets – Verifi Dental Limited	(370,000)	-
Cash portion of consideration paid to acquire assets - FeatherPay	(500,000)	-
Cash portion of consideration paid to acquire assets – Preferred Dental	-	(1,559,145)
Purchase of forward purchase agreement	-	(7,796,672)
Sale of capital assets	-	28,000
Purchase of capital assets	-	(154,231)
Additions to capitalized software	(1,031,003)	(507,596)
NET CASH USED IN INVESTING ACTIVITIES	(1,901,003)	(9,989,644)

FINANCING ACTIVITES
Net proceeds from debt	3,616,451	3,733,011
Payments on debt	(1,463,519)	(6,486,732)
Stock issued for the conversion of convertible debt	-	5,747,497
Proceeds from issuance of Series A preferred stock	-	18,312,298
Proceeds from issuance of common stock	-	540,000
Effect of merger, net of transaction costs	-	(9,833,243)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,152,932	12,012,831

NET CHANGE IN CASH	(1,007,012)	261,236
CASH AT BEGINNING OF THE PERIOD	1,219,358	196,153
CASH AT END OF THE PERIOD	$212,346	$457,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$315,054	$348,941
Series A Stock issued for acquisitions	$62	$-
Common Stock issued for acquisitions	3

The accompanying notes to the condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Business Combinations

On January 1, 2024 the Company completed the acquisitions for substantial all the assets of (a) Ally Commerce, Inc. dba FeatherPay; (b) Verifi Dental, Limited; and (c) Teamworx LLC which are all accounted for as asset acquisitions. On September 1, 2023, the Company completed the acquisitions for substantially all of the assets of Preferred Dental Development, LLC which was accounted for as an asset acquisition.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine months ended September 30, 2024, the Company generated an operating loss of $12,730,323. In addition, at September 30, 2024, the Company has an accumulated deficit, and net working capital deficit of $138,213,468 and $11,670,852 respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations soon. Such financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10K as filed with the SEC on April 19, 2024 and Form 10-K/A as filed with the SEC on April 29, 2024. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $59,000 at September 30, 2024.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company assess goodwill impairment by the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of September 30, 2024 there was no impairment of the Company’s Goodwill.

Revenue Recognition

We have 7 primary sources of revenue as of September 30, 2024 and 6 primary sources of revenues as of December 31, 2023:

We have 7 primary sources of revenue

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	Analytics
6.	MSaaS software
7.	Patient Billing and payment processing

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

7) Patient Billing and payment processing services are provided on an annual subscription basis using the software as a SaaS model with revenues recognized ratably over the contract term.

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

The Company’s customers are acquired through its own salesforce and through the referrals from its many state association marketing partners. The Company primarily generates revenue from multiple software as a service (SaaS) offering, which typically include subscriptions to its online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 94% of the Company’s revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of the Company’s revenue is 100% in North America.

For the nine months ended September, 2024 and 2023, disaggregated revenues were recurring revenues of $8,062,616 and $5,170,844, respectively and non-recurring revenues of $536,646 and $530,528, respectively.

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

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in the costs of goods sold on the Consolidated Statements of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $528,602 and $435,672 for the nine months ended September 30, 2024 and 2023, respectively.

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

Financial Instruments With Down Round Features

The Company accounts for financial instruments with down-round features whereby the down-round feature is disregarded when assessing whether the instrument is indexed to its own stock, for the purpose of determining liability of equity classification. The down-round feature (price resets) will be accounted for when triggered. For instruments issued with no floor, such instruments may be required to be recorded as a derivative.

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

For debt obligations with debt default provisions, the Company evaluates those provisions to determine if the potential occurrence of any default, would require the Company to record a derivative liability for substantive changes in expected cashflows, of such debt instruments, resulting from the defaults. The Company has issued and outstanding debt obligations that contain default provisions. The Company performed an assessment of such provisions to determine if they were substantive (based on the default provisions) and if so, a derivative liability would be required to be recorded. The Company performed such assessment as of September 30, 2024 and determined the fair value of the liability was de minimis.

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

4. INTANGIBLE ASSETS

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30, 2024 and December 31, 2023:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$3,741,511	$-	$(2,838,099)	$903,412
Customer relationships	5,272,578	(105,676)	(2,186,490)	2,980,412
Acquired technology	1,527,186	-	(1,527,186)	-
Total definite-lived intangible assets at December 31, 2023	10,541,275	(105,676)	(6,551,775)	3,883,824

Capitalized software	4,772,514		(3,236,030)	1,536,484
Customer relationships	5,196,903	-	(3,018,066)	2,178,837
Acquired technology	7,148,083	-	(1,068,165)	6,079,918
Total definite-lived intangible assets at September 30, 2024	$17,117,500	-	$(7,322,261)	$9,795,239

In January 2024, the Company purchased Acquired Technology in the amount of $7,148,083. The amortization expense of intangible assets was $2,297,671 and $nil for the nine months ended September 30, 2024 and 2023, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

In July 2024, the Company purchased customer relations ships in exchange for 32,328 shares of common stock with a value of $30,000.

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

Any Prepaid Forward Purchase Shares that are held as Preferred Stock by the Purchaser will not be eligible for the earning or payment of dividends.

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

In August 2024, the parties entered into an amendment which extend the conversion date to the maturity date. In addition, the parties confirmed their agreement that the Prepaid Forward Purchase Shares would not be eligible for dividends or any downside protection while such shares remained as Preferred Stock.

Given the Company has not been able to have the Preferred Stock trade on any exchange, the Company is valuing the Prepaid Forward Purchase Shares at market value as of September 2024 as these share can likely only extra value if converted into Common Stock.

6. NOTES PAYABLE

		September 30,	December 31,
		2024	2023
(2)	Note bearing interest at 18% due October 1, 2026	20,577	27,540
(3)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,804,912	1,988,793
(4)	Promissory Note bearing interest at 12%, due October 31, 2023	-	38,609
(5)	Convertible Note bearing interest at 12% due October 31, 2024	390,619	388,380
(6)	Convertible Note bearing interest at 12%, due October 31, 2024	-	569,391
(6)	Convertible Note bearing interest at 12%, due December 18, 2024	-	574,961
(7)	Convertible Note bearing interest at 12%, due December 19, 2024	78,442	80,722
(8)	Convertible Note bearing interest at 12%, due December 19, 2024	78,442	80,509
(5)	Convertible Note bearing interest at 12%, due December 28, 2024	-	114,781
(1)	Convertible Note bearing interest at 12%, due July 31, 2024	-	473,743
(9)	Promissory Note bearing interest at 15%, due December 26, 2024	2,272,757	2,000,000
(10)	Promissory Note bearing interest at 12%, due May 3, 2024	-	-
(11)	Convertible Note bearing interest at 12%, due February 1, 2025		-
(12)	Convertible Note bearing interest at 12%, due February 1, 2025		-
(13)	Convertible Note bearing interest at 16%, due February 26, 2025	341,727	-
(13)	Convertible Note bearing interest at 16%, due February 26, 2025	1,256,868	-
(6)	Promissory Note bearing interest at 16%, due June 30, 2024	-	-
(14)	Convertible Note bearing interest at 16%, due May 8, 2025	370,412	-
(15)	Promissory Note bearing interest at 12%, due February 14, 2025	126,504	-
(16)	Promissory Note bearing interest at 15%, due November 22, 2024	-	-
(1)	Promissory Note bearing interest at 12%, due July 31, 2024	-	-
(13)	Convertible Promissory Note bearing interest at 12%, due July 30, 2025	394,521
(13)	Convertible Promissory Note bearing interest at 12%, due July 30, 2025	821,561
(6)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	266,272
(6)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	1,368,784
(1)	Convertible Promissory Note bearing interest at 12%, due August 1, 2025	609,151
(1)	Convertible Promissory Note bearing interest at 12%, due August 1, 2025	529,906
(16)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	988,150
(5)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	149,787
(11)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	67,005
(12)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	6,700
(15)	Promissory Note bearing interest at 12%, due July 15, 2025	127,287
(17)	Convertible Promissory Note bearing interest at 12%, due September 30, 2025	134,567

	Total notes payable	12,204,951	6,337,429
	Less: Unamortized debt discounts	(312,795)	-
	Less: unamortized financing costs	(1,800,778)	(196,837)
	Total notes payable, net of financing costs	10,091,378	6,140,592
	Less current maturities	(6,953,285)	(4,720,455)
	Total Long-Term Debt	$3,138,093	$1,420,137

17

1.

On February 9, 2024, the Company issued a convertible note entered into a securities purchase agreement with an investor with an effective date of December 29, 2023, pursuant to which the Company in principal amount of $473,743 in exchange for the conversion of a payable in the amount of $473,743. The maturity of the convertible note is June 1, 2024 and carries an interest rate of 12% per annum and is convertible into Company common stock at a conversion rate equal to 100% of the closing price of the Company’s common stock on December 29, 2023. At maturity this note was reissued under the existing terms with a maturity date of July 31, 2024 in addition the Company will issue 74,685 restricted common stock at maturity. The value of the Common Stock was deemed to be $37,338 and is being expensed equally over the new term. On maturity this note was extended under the same terms to July 31, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into securities purchase agreement with the note holders whose debt had matured as of July 31, 2024 totaling $507,060 inclusive of all unamortized OID, accrued interest and outstanding principal. The parties entered into a new convertible promissory note with a maturity date of August 1, 2025. The note is convertible at $0.53 with a mandatory conversion if the Company’s stock price is at $0.69 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The note carries an interest rate of 12% per annum with all interest and principal due at maturity. The note is subordinated to the Company’s senior lenders.

On June 1, 2024, the Company issued a convertible note entered into a securities purchase agreement with another related investor, pursuant to which the Company in principal amount of $397,622 in exchange for the conversion of a payable in the amount of $397,622. The maturity of convertible note is July 31, 2024 and carries an interest rate of 12% per annum and is convertible into Company common stock at a conversion rate equal to 100% of the closing price of the Company’s common stock on June 1, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into securities purchase agreement with the note holders whose debt had matured as of July 31, 2024 totaling $405,636 inclusive of all unamortized OID, accrued interest and outstanding principal. The parties entered into a new convertible promissory note with a maturity date of August 1, 2025. The note is convertible at $0.53 with a mandatory conversion if the Company’s stock price is at $0.69 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The note carries an interest rate of 12% per annum with all interest and principal due at maturity. The note is subordinated to the Company’s senior lenders.

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

18

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

5.

In October 2023, the Company entered into a promissory note for $350,000. The maturity of the Promissory Note is May 13, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $1.85 per share. In conjunction with the Promissory Note, the Company also issued a five-year warrant to purchase 24,500 shares of Company common stock with an exercise price of $2.04. The value of the warrants of 13,498 as determined by a Black-Scholes calculation is separated from the value of the note and expensed equally over the term of the note as a financing fee. At maturity this note was extended under existing terms till July 31, 2024 in addition the Company will issue 51,539 restricted common stock at maturity. The value of the Common Stock was deemed to be $21,640 and is being expensed equally over the new term. On August 13, 2024, with an effective date of August 1, 2024, the Company entered into an extension of the term of the note to October 31, 2024 under the same terms and conditions. The promissory note is subordinated to the Company’s senior lenders.

On December 28, 2023, the Company entered into a securities purchase agreement with the existing investor, pursuant to which the Company issued the investor a convertible note in principal amount of $100,000. The maturity of the convertible note is December 28, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $1.31 or $1.57 for the share price of conversion. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d). The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d), such approval was obtained on May 31, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $118,425 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory note is subordinated to the Company’s senior lenders.

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

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into exchange agreements and convertible promissory notes with the note holder whose debt matured after July 31, 2024 totaling $1,082,192 inclusive of all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory notes are subordinate to the Company’s senior lenders.

On April 2, 2024 the Company entered into a promissory note in the principal amount of $200,000 with the existing investor. The maturity of the promissory note is June 30, 2024 and carries an interest rate of 16% per annum with interest and principal due at maturity. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $210,521 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory notes are subordinate to the Company’s senior lenders.

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

19

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

9.

In December 2023, the Company issued a subordinated note to a service provider in principal amount of $2,000,000 in exchange for conversion of an account payable in the amount of $2,000,000. The maturity of the subordinated note is December 26, 2024 and carries an interest rate of 15% per annum and is to be paid in interest only installments for three months followed with a ballon payment in month four and then a combination of principal and interest payments for the remaining term. The note is secured by the assets of the Company and is junior to the security interest of the Company’s senior lender. As part of the note payable the Company agreed to purchase investor relation consulting services totaling $200,000 payable in quarterly installments beginning in January 2024. The Company was not incompliance with certain provisions of the loan as of September 30, 2024 and has obtained a waiver for any defaults.

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

11.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $50,000 in exchange for $50,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws. . On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $52,975 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory note is subordinated to the Company’s senior lender.

12.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $5,000 in exchange for $5,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws. . On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $5,298 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory note is subordinated to the Company’s senior lender.

20

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

21

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

On July 31, 2024, the parties entered into a registration rights agreement (the “Registration Rights Agreement”), which grants the Investors certain customary registration rights in connection with the Financing with respect to the shares of common stock underlying the July Notes. In accordance with the terms and conditions of the Registration Rights Agreement, the Company shall prepare and file with the SEC a registration statement on Form S-1 (the “Registration Statement”) registering the resale of the common stock underlying all of the Notes within 90 days and to have such registration statement effective by within 120 days after the execution of the Registration Rights Agreement. In compliance with Nasdaq Listing Rule 5635(d), the Company shall not issue any shares of common stock underlying the July Notes if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock which the Company may issue upon conversion of the July Notes without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market. Pursuant to the Purchase Agreement, the Company agreed to hold a special stockholder seeking stockholder approval of the issuance of all of the common stock underlying the July Notes in compliance with the rules and regulations of the Nasdaq Stock Market. The Company obtained shareholder approval for such transaction on September 16, 2024.

22

On July 31, 2024, the Company and the Investors entered into a waiver agreement pursuant to which the Investors agreed to waive certain events of default under the Notes related to the Company’s failure to file its Form 10-K on a timely basis and delays in registering the resale of the common stock underlying the Notes issued in February 2024. In consideration for the waiver, the Company issued the investors warrants to purchase an aggregate of 1,680,555 shares (the “Warrants”). In compliance with Nasdaq Listing Rule 5635(d), the Company is not able to issue any shares of common stock upon exercise of the Warrants if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock which the Company may without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market. The Company obtained shareholder approval for such transaction on September 16, 2024.

Each Warrant has an initial exercise price per share equal to $0.90. The Warrants are immediately exercisable and will expire on the five-year anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our shares of common stock and the exercise price. Subject to certain exemptions outlined in the Warrant, for the life of the Warrant, if the Company sells or issues any common stock or convertible security, at an effective price per share less than the exercise price of the Warrant then in effect (a “Dilutive Issuance”), the exercise price of the Warrant will be reduced to the price per share in the Dilutive Issuance and the number of shares issuable upon exercise of the Warrant shall be proportionally adjusted so that the aggregate exercise price of the Warrant shall remain unchanged; provided that the exercise price of the Warrants may not be lowered below $0.135 per share. A holder (together with its affiliates) may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding shares of common stock immediately after exercise. If at the time a holder exercises its Warrants, a registration statement registering the resale of the shares of common stock underlying the Warrants under the Securities Act is not then effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Warrants. The registration statement for the resale of the common stock underlying the warrants went effective on October 23, 2024.

The promissory notes are subordinated to the Company’s senior lenders.

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

23

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

On September 4, 2024 the Company issued a second securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible note in the aggregate principal amount of $127,200. The Note will mature 12 months from the respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the sixth-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Note will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will accrue 12% interest during the term; provided that the interest rate of the Notes will automatically increase to 22% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. The Note may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $0.50 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions in the event of default only. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

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

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $781,253 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $0.80 with a mandatory conversion if the Company’s stock price is at $1.04 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity.

17.

On September 13, 2024 the Company executed a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investor agreed to purchase from the Company unsecured convertible notes in the aggregate principal amount of $220,000. At closing an aggregate principal amount of $110,000 will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $100,000, representing an original issue discount of 10%. The Note will mature 12 months from its respective issuance date (the “Maturity Date”), unless earlier converted with all principal and interest due at maturity. The holder of Note may convert all, or any part, of the outstanding Note, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $0.53 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

7. RELATED PARTY TRANSACTIONS

		September 30,	December 31,
		2023	2023
(2)	Related Party Promissory Note bearing interest at 18%, due December 31, 2023	$-	$249,855
(1)	Related Party Promissory Note bearing interest at 12%, due December 31, 2023	-	225,797
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due July 31, 2024	-	96,753
(2)	Related Party Promissory Note bearing interest at 20%, due September 30, 2024	283,166	-
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due August 31, 2024	278,171	-
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due August 1, 2027	130,877	-
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due August 1, 2027	270,671	-
	Total notes payable	962,885	572,405
	Less: Unamortized debt discounts	-	-
	Less: unamortized financing costs	(77,813)	(21,431)
	Total notes payable, net of financing costs	885,072	550,974
	Less current maturities	(561,337)	(550,974)
	Total Long-Term Debt	$323,735	$-

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

25

2.

In June 2023 the Company entered into a promissory note with an entity controlled by its Chief Executive Officer, a related party. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000 and matures on December 31, 2023. The Note carries an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $7.45 at the sole discretion of the issuer. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a promissory note in the principal amount of $260,000 in exchange for $260,000. The maturity of the promissory note is April 30, 2024 and carries an interest rate of 20% per annum. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 39,000 shares of our common stock with an exercise price of $1.50. The promissory note is subordinated to the Company’s senior lender. Accrued and unpaid interest as of June 30, 2024 was $19,461 and unamortized financing costs were $ $7,715. On maturity this note was extended on the same terms until May 1, 2024. On May 13, 2024, the Company entered into a Note Amendment with an extension of a Convertible Promissory Note in the original amount of $350,000 with an original maturity date of May 13, 2024 to be extended to July 31, 2024. In consideration for the extension the Company will issue the holder 51,539 restricted shares of common stock at maturity. The shares are subject to the Company’s ability to issue such shares in compliance with Nasdaq Listing Rule 5635(d) which will require the approval by the Company’s shareholders of certain proposals to be considered at the Company’s 2024 Annual Meeting to be held on May 31, 2024. To the extent the Company is unable to issue the shares in compliance with Nasdaq Listing Rule 5635(d), the Company’s obligation to issue the shares shall be tolled until such time as the Company is able to issue such shares. At maturity this note was reissued under the same terms to July 31, 2024. At maturity this note was reissued under the same terms to September 30, 2024. The convertible promissory note is subordinated to the Company’s senior lenders.

8. COMMON AND PREFERRED STOCK

Common Stock

On May 28, 2024 the Company’s shareholders approved the increase in the authorized number of common shares from 100,000,000 up to 250,000,000 shares of Company Common Stock, par value $0.0001 per shares.

During the nine months ended September 30, 2024 the Company issued 281,921 shares of common stock on the issuance of convertible debt, 359,725 shares of common stock on the conversion of Series A Preferred Stock and 462,243 shares of common stock related to stock based compensation.

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

During the nine months ended September 30, 2024 the Company issued 621,500 Series A Preferred stock in conjunction with asset acquisitions of FeatherPay, Verifi Dental Limited and Teamworx LLC and 176,081 Series A Preferred stock as in-kind dividend. Preferred Stockholders converted 71,945 shares of Preferred Stock for 359,725 shares of common stock.

On August 25, 2024 the Company issued the mandatory dividend on its Preferred Stock in-kind, issuing 176,081 Series A Preferred Stock to eligible holders of record.

Common Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the nine months ended September 30, 2024 are presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2024	776,328	$3.75	8.0	$-
Granted	5,247,474	2.60	9.5	-
Exercised	-	-	-	-
Forfeited	(2,846)	-	7.0	-
Balance Outstanding – September 30, 2024	6,020,956	$2.75	9.2	$-

Exercisable – September 30, 2024	4,715,741	$3.16	9.2	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2024	395,072	$3.76	8.0
Granted	5,247,474	2.60	9.5
Vested	(4,351,471)	3.16	9.2
Forfeited	(2,846)	-	-
Nonvested – September 30, 2024	1,288,229	$1.66	9.2

Restricted Common Stock Compensation

The Board approved on January 3, 2023 134,049 shares of common stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

On March 13, 2023 the Company’s Board of Directors approved the grant of 5,027 shares of common stock to certain board members for services related to 2018 service.

In April 2023, the Company’s Board of Directors approved compensation for its Board Members and Committee Members for the year ended December 31, 2023. On an annual basis equivalent, Board Members are compensated $60,000, with additional compensation of $5,000 for being a Committee Member, an additional $5,000 for being a Chair of a Committee and $20,000 for being the Board Chair. Compensation is to be paid quarterly in arrears at the closing stock price of the last trading day of the quarter. The Company has recorded an expense of $279,889 and $289,167 for the nine months ended September 30, 2024 and 2023, respectively.

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

During the nine months ending September 30, 2023, the Company issued 1,749,555 Common Stock Warrants.

During the nine months ending September 30, 2024, the Company issued 2,930,838 Common Stock Warrants.

As part of the Merger, all outstanding warrants were converted on a cashless basis into shares of common stock. As of September 30, 2024, the number of shares issuable upon exercise of the Common Stock Warrants were 2,975,967 shares. This includes warrant to purchase 1,680,555 shares of common stock that were issued in July 2024 with anti-dilution protection, which warrants were repriced to $0.54 which caused an additional 1,173,218 shares of common stock to be issuable pursuant to the warrants.

Common Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	45,129	$2.09	4.81	$-
Granted	2,930,838	0.56	4.82	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding – September 30, 2024	2,975,967	$0.58	4.81	$-

Preferred Stock Warrants

$2.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	425,800	$2.00	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – September 30, 2024	425,800	$2.00	8.9	$-

$11.50 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	10,122,313	$11.50	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – September 30, 2024	10,122,313	$11.50	8.9	$-

$15.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,000,000	$15.00	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – September 30, 2024	1,000,000	$15.00	8.9	$-

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

On August 16, 2024, the Company executed a Strata Purchase Agreement with Clearthink Capital Partners, LLC (“Clearthink”) (the “Strata Agreement”). Pursuant to the Strata Agreement, Clearthink has committed to purchase up to $5.0 million (the “Commitment Amount”) of Company common stock, at the Company’s direction from time to time, subject to the satisfaction of the conditions in the Strata Agreement.

Such sales of common stock, if any, will be subject to certain limitations, and may occur from time to time at the Company’s sole discretion over the approximately 24-month period commencing on the date that a registration statement (the “Registration Statement”) covering the resale by Clearthink of the shares of common stock purchased from the Company (which the Company has agreed to file) is declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and remains effective, and the other conditions set forth in the Strata Agreement are satisfied.

On August 16, 2024, the Company executed a Registration Rights Agreement with Clearthink (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement within 30 days registering the shares of Company common stock issuable pursuant to the Strata Agreement.

Clearthink has no right to require the Company to sell any shares of common stock to Clearthink, but Clearthink is obligated to make purchases at the Company’s direction subject to certain conditions. There is no upper limit on the price per share that Clearthink could be obligated to pay for the common stock under the Strata Agreement.

 Actual sales of shares of common stock to Clearthink from time to time will depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for its operations. The net proceeds that the Company may receive under the Strata Agreement cannot be determined at this time, since it will depend on the frequency and prices at which the Company sell shares of its common stock to Clearthink, the Company’s ability to meet the conditions of the Strata Agreement and the other limitations, terms and conditions of the Strata Agreement. The Company expects that any proceeds received by the Company from such sales to Clearthink will be used for working capital and general corporate purposes.

Under the applicable rules of Nasdaq and the Strata Agreement, the Company will not sell or issue to Clearthink shares of its common stock, other than the Commitment Fee Shares (defined below), in excess of 19.99% of the Company’s shares of common stock outstanding as of the date of the Strata Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap.

The Strata Agreement also prohibits the Company from directing Clearthink to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company’s common stock then beneficially owned by Clearthink and its affiliates as a result of purchases under the Strata Agreement, would result in Clearthink and its affiliates having beneficial ownership of more than the 9.99% of the Company’s then outstanding common stock.

The Company may direct Clearthink to purchase amounts of its common stock under the Strata Agreement that it specifies from time to time in a written notice (a “Request Notice”) delivered to Clearthink on any trading day up to the Commitment Amount. The maximum amount that the Company may specify in any one Request Notice is equal to the lesser of $1,000,000 or 500% of the average number of shares traded for the 10 trading days prior to the date of the Request Notice.

The purchase price of the shares of common stock will be equal shall equal 80% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded under $0.25 per share and 85% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded between $0.26 to $0.50 and 88% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded between $0.51 - $0.99 and 90% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded over $1.00 during the five trading days preceding the purchase date.

Unless earlier terminated as provided in the Strata Agreement, the Strata Agreement will terminate automatically on the earliest to occur of: (i) the 24-month anniversary of the date of the Registration Statement becoming effective; and (ii) the date on which Clearthink shall have purchased shares of common stock under the Strata Agreement for an aggregate gross purchase price equal to Commitment Amount under the Strata Agreement. The Company has the right to terminate the Strata Agreement at any time, at no cost or penalty, upon one trading days prior written notice to Clearthink.

As consideration for Clearthink’s irrevocable commitment to purchase common stock upon the terms of and subject to satisfaction of the conditions set forth in the Strata Agreement, upon execution of the Strata Agreement, the Company agreed to issue a total of 300,000 shares of common stock with a value of $156,030 (the “Commitment Fee Shares”) to Clearthink.

9. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On September 22, 2021, the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022, located in Ocoee, Florida. The lease provides for a five-year renewal term at the option of the Company. In April 2023, the Company entered into a lease agreement with its existing landlord of its Florida location for a lease of an additional 2,295 square feet of space beginning at the earlier of June 1, 2023 or completion of build out for a five year term. On July 16, 2024 with an effective date of September, 1, 2024 the Company entered into a second amendment. extending its lease for its North Carolina location to September 1, 2026 for an annual lease commitment of $48,000 for each of the two years.

As of September 30, 2024, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
Less than 1 year	1-3 years	3-5 years	Total
$345,496	$888,574	$-	$1,234,070

Lease costs for the nine months ended September 30, 2024 were $[ ] and cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2024 were $[ ]. As of September, 2024, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,234,070
Present value adjustment using incremental borrowing rate	(231,835)
Lease liabilities	$1,002,235

(B) LITIGATION

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to a contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. On April 9, 2024 the Company was served with notice that the case had been brought before the Supreme Court of India and the Company has obtained local counsel. Subsequently the Company filed a petition with the Supreme Court of India to dismiss the claim on various grounds. The Supreme Court of India denied the Company’s request on July 15, 2024 and appointed a single Arbitrator to the matter. The Company continues to evaluate the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The outcome of this matter is not expected to have a material effect on these financial statements.

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

The Company has no significant customers (greater than 10% of total revenue) in its nine-month 2024 revenue. The Company has accounts receivable concentration with three customers in 2024 representing 45% of total accounts receivables outstanding as of September 30, 2024, and one customer that represented 31% of accounts receivable outstanding as of December 31, 2023.

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

Revenue types were as follows:

	For the Three Months Ended September 30,
	2024	%	2023	%	% Change
Revenue:
Subscription software and services	$2,646,703	95%	$1,837,030	92%	44%

Professional services and other	141,296	5%	167,823	8%	(16)%

Total revenue	$2,787,999	100%	$2,004,853	100%	39%

	For the Nine Months Ended September 30,
	2024	%	2023	%	% Change
Revenue:
Subscription software and services	$8,062,616	94%	$5,170,844	91%	56%

Professional services and other	536,646	6%	530,528	9%	1%

Total revenue	$8,599,262	100%	$5,701,372	100%	51%

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

13. SUBSEQUENT EVENTS

Sale of Assets

On October 1, 2024, the Company, and The 20 LLC (“Purchaser”) entered into an Asset Purchase Agreement pursuant to which the Company sold the assets and customer contracts of its Managed Service Provider (MSP) Division to the Purchaser for approximately $2.02 million (less transaction expenses), plus the right to receive an Earnout Payment upon the retention of certain revenue thresholds. If Purchaser achieves annualized recurring revenue (“ARR”) of more than $1,620,000.00 during the 3-month measurement period beginning on April 1, 2025, and ending on June 30, 2025, then the Company shall be entitled to an earnout payment equal to (1) the amount by which ARR exceeds the Earnout Threshold multiplied by (2) $1.2463. The Earnout Payment is not to exceed $224,334.

Consideration Paid:	October 1, 2024
Cash	$2,019,006

$2,019,006

Fair values of identifiable assets disposed:

Assets acquired:
Prepaid expenses	$11,125
Customer relationships	1,013,865
Deferred revenue	(47,765)

Total assets disposed	$977,225

The sale of assets were approved by the secured senior lenders and required the Company to transfer proceeds totaling $350,000 from the proceeds of the sale. The acquire of assets also assumed the Company’s North Carolina building lease.

Financing

As part of the September 13, 2024 financing the Company issued an unsecured convertible note on November 9, 2024 in the aggregate principal amount of $110,000 in exchange for aggregate gross proceeds of $100,000 representing an original issue discount of 10%. The Note will mature 12 months from its respective issuance date (the “Maturity Date”), unless earlier converted with all principal and interest due at maturity. The holder of Note may convert all, or any part, of the outstanding Note, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $0.53 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

On November 18, 2024 with an effective date of October 31, 2024 the Company entered into modification and extension for a convertible note that matured October 31, 2024 with an original principal amount of $350,000 and conversion rate of $1.85. The note was extended to November 30, 2024 and the conversion rate was reduced to $0.5325. In conjunction with the extension and modification, the Company issued 19,170 warrants with a five year mature and an exercise price of $0.5325. On November 18, 2024 the holder of the note converted their balance of $394,186 into 740,256 shares of common stock. The holder also converted a convertible note with an original principal balance of $118,425 issued on August 1, 2024 and balance of $122,669 as of November 18, 2024 with a conversion rate of $0.80 for 153,336 shares of common stock.

On November 18, 2024 with an effective date of August 31, 2024 the Company extended note payable to a related party with an original principal amount of $267,500 and an original maturity of August 31, 2024 to January 31, 2025. In consideration for the extension the Company issued 82,396 warrants with a five year maturity and an exercise price of $0.5325.

On November 18, 2024 with an effective date of September 30, 2024 the Company extended note payable to a related party with an original principal amount of $260,447 and an original maturity of September 30, 2024 to January 31, 2025. In consideration for the extension the Company issued 86,435 warrants with a five year maturity and an exercise price of $0.5325.

Conversion of Debt

Subsequent to September 30, 2024, the Company received conversion notices for a total of $609,712 in combined principal and interest from various convertible debt holders resulting in the issuance of 4,037,102 shares of Common Stock.

Conversion of Series A Preferred Stock

On October 11, 2024 the Company received conversion notices of Series A Preferred Shares totaling 1,709,248 from several stockholders resulting in the issuance of 8,546,240 shares of Common Stock.

Equity Line of Credit

On November 1, 2024 the Company utilized its STRATA agreement and exchanged 1,000,000 shares of Common Stock for net proceeds of $167,600.

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

iCoreVerify and iCoreVerify+ - iCoreVerify is a HIPAA compliant SaaS solution that automatically retrieves a patients insurance eligibility breakdown to verify their benefits seven (7) days in advance of their appointment and on-demand using iCoreConnect’s real time technology. Automation runs daily to verify insurance every patient on the schedule a full week in advance of their appointment date. The system returns results typically in less than one second for most responses. This substantially reduces the phone calls and labor hours for the practice. This tool is integrated with most popular practice management systems. iCoreVerify+ adds a unique add-on service that augments iCoreConnect’s automation with a concierge service that turns around requests traditionally in less than 24 hours. It includes all carriers including non-digital ones and is customized to the client’s specialty.

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

iCoreCloud - iCoreCloud offers customers the ability to back up their on-premises servers and computers to the cloud. iCoreCloud is a fully HIPAA compliant and automated backup solution. The data backed up is encrypted both in transit and while at rest. In case of full data loss, the mirrored data in the cloud can be seamlessly restored back to the practice on a new computer or a server. The data is stored encrypted in HIPAA compliant data centers with multiple layers of redundancy. The data centers are physically secure with restricted personnel and biometric access. The locations are also guarded by security 24 hours a day, 365 days a year.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 94% and 91% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve.

Professional services and other revenue account for 6% and 9% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. Professional services and other revenue include hardware, software, labor, and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services.

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

Executive Summary

Financial Results for the Nine Months Ended September 30, 2024

Our total revenue for the nine months ended September 30, 2024, increased by 51% to $8,599,262 in comparison with $5,701,372 reported during the same period in 2023. Revenue growth is attributable to an increase in organic sales along with sales in new offerings from the asset acquisitions which contributed to overall revenue growth for the nine months ended September 30, 2024. The Company continues to see organic growth in its SaaS based products.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates its operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 77% and 74% for the nine months ended September 30, 2024 and 2023, respectively. Gross Profit increased by $2,444,543 compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Financial Results for the Three Months Ended September 30, 2024

Our total revenue for the three months ended September 30, 2024, increased by 39% to $2,787,999 in comparison with $2,004,853 reported during the same period in 2023. Revenue growth is attributable to an increase in organic sales along with sales in new offerings from the asset acquisitions which contributed to overall revenue growth for the three months ended September 30, 2024. The Company continues to see organic growth in its SaaS based products.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates its operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 70% and 74% for the three months ended September 30, 2024 and 2023, respectively. Gross Profit increased by $474,031 compared to the same period a year ago. Gross profit margin decrease was driven by higher costs related to delivery of one time revenues. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings for improved workflow, productivity, and efficiency gains. As we have expanded our product offerings, we are seeing greater traction for all our software products across the entire platform.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses and continues to do so. We currently have agreements with large State Associations, Dental Support Organizations (DSOs), Hospitals, and large insurance companies

•

Capital raise. In the first nine months of 2024, the company did not raise any funds from the sale of Common Stock and $4,139,082 in gross proceeds in the form of secured notes and convertible notes to fund operations and growth.

Results of Operations – Nine and Three Month Period Ended September 30, 2024 Compared to Nine and Three Month Period Ended September 30, 2023

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Nine Month Period Ended September 30, 2024 Compared to the Nine Month Period Ended September 30, 2023

	Nine Months Ended
	September 30,	September 30,	%
	2024	2023	Incr/(Decr)
Revenue	$8,599,262	$5,701,372	51%
Cost of sales	1,946,704	1,493,357	30%
Gross profit	6,652,558	4,208,015

Expenses
Selling, general and administrative	17,061,929	9,189,829	86%
Depreciation and amortization	2,320,952	900,936	158%
Total operating expenses	19,382,881	10,090,765
Loss from operations	(12,730,323)	(5,882,750)

Other income (expense)
Interest expense	(951,173)	(1,007,120)	(6)%
Finance charges	(2,378,784)	(792,930)	200%
Change in fair value of forward purchase agreement	(5,109,277)	(419,407)	1,118%
Other income (expense)	(439,622)	13,778	100%

Total other expense, net	(8,878,856)	(2,205,679)	303%

Net loss	$(21,609,179)	$(8,088,429)	167%

Preferred dividend	(1,565,531)	(218,516)	616%

Net loss attributable to common stockholders	$(23,174,710)	$(8,306,945)	179%

Revenues. Net revenues increased to $8,599,262 from $5,701,372 for the nine months ended September 30, 2024 and 2023, respectively. The increase in revenue was driven by sales in the Company’s core SaaS offerings coupled with the addition of sales related to its asset acquisitions which are predominantly recurring services.

Cost of sales. Cost of sales for the nine months ended September 30, 2024 and 2023 was $1,946,704 an increase from $1,493,357. The moderate increase in cost of sales is consistent with the increase in growth in recurring revenue over non-recurring revenues which have a higher margin associated with delivery. The Company has been able to continue leverage its capacity in its data centers and other systems to bring on customers while being able to keep costs related to support and service in check.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were $17,061,929 and $9,189,829, respectively. The increase is largely attributed to a one-time $4,779,580 cost associated with stock based compensation for members of the management team that were awarded special compensation for completing the business combination. The Company did not have enough instruments available under its 2023 Stock Plan and required the plan increase to be approved by its Shareholders. Shareholder approval was obtained in May 2024 and the Company expensed the value of this award in full during the period. The increase between periods is also due to an increase in payroll expenses related to the cost to service its asset acquisitions and other general and administrative expenses to support the rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses for the nine months ended September 30, 2024 and 2023 were $2,320,952 and $900,936, respectively. The increase in depreciation and amortization reflects an increase primarily in amortization costs associated with the additional customer list and acquired technologies obtained as part of the asset’s acquisitions in comparison to the comparative period.

Interest Expense. Interest expense for the nine months ended September 30, 2024 and 2023 were $951,173 and $1,007,120, respectively. The decrease between periods was primarily due to the Company having a large portion of debt being converted into common stock prior to the merger.

Financing fee. Financing fee expenses for the nine months ended September 30, 2024 and 2023 were $2,378,784 and $792,930 respectively. The increase between periods was primarily due to the Company expensing deferred financing fees of approximately $1,008,000 associated with its cancelled equity line of credit. In addition, the Company issued higher levels of convertible debt than in the comparative period resulting in additional financing costs being reported. The balance also reflects the final portion of a make whole agreement that the Company entered into in August of 2023, whereby the Company guaranteed the difference between the value of debt converted into shares at $10.00 per share and their ultimate sales price.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement for the nine months ended September 30, 2024 and 2023 was a net $5,109,277 and $419,407, respectively. The net expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Other income (expense) . Other expenses for the nine months ended September 30, 2024 and 2023 were ($439,662) and $12,000, respectively.

Preferred dividend. Preferred dividend for the nine months ended September 30, 2024 and 2023 were $1,565,531 and $218,516, respectively. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock.

Three Month Period Ended September 30, 2024 Compared to the Three Month Period Ended September 30, 2023

	Three Months Ended
	September 30,	September 30,	%
	2024	2023	Incr/(Decr)
Revenue	$2,787,999	$2,004,853	39%
Cost of sales	826,990	517,875	60%
Gross profit	1,961,009	1,486,978

Expenses
Selling, general and administrative	3,354,831	3,589,655	(7)%
Depreciation and amortization	806,509	320,427	152%
Total operating expenses	4,161,340	3,910,082
Loss from operations	(2,200,331)	(2,423,104)

Other income (expense)	12,000	-	100%
Interest expense	(223,060)	(478,437)	(53)%
Finance charges	(632,800)	(370,852)	71%
Change in fair value of forward purchase agreement	(2,946,604)	(419,407)	603%
Total other expense, net	(3,790,464)	(1,268,696)	199%

Net loss	$(5,990,795)	$(3,691,800)	62%

Preferred dividend	(669,532)	(218,516)	206%

Net loss attributable to common stockholders	$(6,660,327)	$(3,910,316)	70%

Revenues. Net revenues increased to $2,787,999 from $2,004,853 for the three months ended September 30, 2024 and 2023, respectively. The increase in revenue was driven by sales in the Company’s core SaaS offerings coupled with the addition of sales related to its asset acquisitions which are predominantly recurring services.

Cost of sales. Cost of sales for the three months ended September 30, 2024 and 2023 grew to $826,990 from $517,875. The moderate increase in cost of sales is consistent with the increase in growth in recurring revenue over non-recurring revenues which have a higher margin associated with delivery. The Company has been able to continue leverage its capacity in its data centers and other systems to bring on customers while being able to keep costs related to support and service in check.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were $3,354,831 and $3,589,655, respectively. The decrease is largely attributed to lower professional fees as the Company had incurred higher one-time costs in 2023 in relation to its merger.

Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended September 30, 2024 and 2023 were $806,509 and $320,427, respectively. The increase in depreciation and amortization reflects an increase primarily in amortization costs associated with the additional customer list and acquired technologies as part of the assets acquisitions in comparison to the comparative period.

Interest Expense. Interest expense for the three months ended September 30, 2024 and 2023 was $223,060 and $478,437, respectively. The decrease between periods was primarily due to the Company having a large portion of debt being converted into common stock prior to the merger.

Financing fee. Financing fee expenses for the three months ended September 30, 2024 and 2023 were $632,800 and $370,852 respectively. The increase between periods was primarily due to the Company issuing higher levels of convertible debt than in the comparative period resulting in additional financing costs being reported.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement for the three months ended September 30, 2024 and 2023 were $5,109,277 and $419,407, respectively. The net expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date.

Preferred dividend. Preferred dividend for the three months ended September 30, 2024 and 2023 were $1,565,531 and $218,516, respectively. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock.

LIQUIDITY, GOING CONCERN AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine-month period ended September 30, 2024 the Company generated an operating loss of $12,730,323. In addition, as of September 30, 2024, the Company had an accumulated deficit and net working capital deficit of $138,213,468, and $11,670,852, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company is seeking to raise additional capital through the issuance of debt and/or equity securities to fund its operations, although it has no commitments for such capital and there is no assurance that it will be successful in raising any additional capital. The Company is reliant on future fundraising to finance operations in the near future. If the Company fails to raise additional capital in the near future, it will be required to curtail or cease its operations. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the nine-month periods ended September 30, 2024 and 2023 related to our operations:

	Nine Month Ended
	September 30,	September 30,
	2024	2023
Net cash used in operating activities	$(1,258,941)	$(1,761,951)
Net cash used in investing activities	(1,901,003)	(9,989,644)
Net cash provided by financing activities	2,152,932	12,012,831
Net change in cash	(1,007,012)	261,236
Cash and cash equivalents at beginning of the period	1,219,358	196,153
Cash and cash equivalents at end of the period	$212,346	$457,389

Operating Activities: Net cash used by operating activities of $1,258,941 for nine-month period ended September 30, 2024 was $503,010 less than the $1,761,630 cash used by operations for the nine-month period ended September 30, 2023. The decrease in cash utilized by operating activities was primarily attributable to a larger non-cash charge add backs over the comparative periods along with increases in accounts payable and accrued liabilities and lower prepaid expenses. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities was $1,901,003 and $9,989,644 for the nine-month period ended September 30, 2024 and 2023, respectively. The overall decrease was mainly attributable to the merger related costs in 2023. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $2,152,932 and $12,012,831 for the nine-month period ended September 30, 2024 and 2023, respectively. The cash decrease was a result of reduced net issuance of debt less payments for 2024 while in 2023 the increase was attributed to net issuance of debt less payments along with sale of common stock and merger related items.

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

On August 16, 2024, the Company executed a Registration Rights Agreement with Clearthink (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement within 30 days registering the shares of Company common stock issuable pursuant to the Strata Agreement. Clearthink has no right to require the Company to sell any shares of common stock to Clearthink, but Clearthink is obligated to make purchases at the Company’s direction subject to certain conditions. There is no upper limit on the price per share that Clearthink could be obligated to pay for the common stock under the Strata Agreement.

Actual sales of shares of common stock to Clearthink from time to time will depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for its operations. The net proceeds that the Company may receive under the Strata Agreement cannot be determined at this time, since it will depend on the frequency and prices at which the Company sell shares of its common stock to Clearthink, the Company’s ability to meet the conditions of the Strata Agreement and the other limitations, terms and conditions of the Strata Agreement. The Company expects that any proceeds received by the Company from such sales to Clearthink will be used for working capital and general corporate purposes.

Under the applicable rules of Nasdaq and the Strata Agreement, the Company will not sell or issue to Clearthink shares of its common stock, other than the Commitment Fee Shares (defined below), in excess of 19.99% of the Company’s shares of common stock outstanding as of the date of the Strata Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap.

The Strata Agreement also prohibits the Company from directing Clearthink to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company’s common stock then beneficially owned by Clearthink and its affiliates as a result of purchases under the Strata Agreement, would result in Clearthink and its affiliates having beneficial ownership of more than the 9.99% of the Company’s then outstanding common stock.

The Company may direct Clearthink to purchase amounts of its common stock under the Strata Agreement that it specifies from time to time in a written notice (a “Request Notice”) delivered to Clearthink on any trading day up to the Commitment Amount. The maximum amount that the Company may specify in any one Request Notice is equal to the lesser of $1,000,000 or 500% of the average number of shares traded for the 10 trading days prior to the date of the Request Notice.

The purchase price of the shares of common stock will be equal shall equal 80% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded under $0.25 per share and 85% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded between $0.26 to $0.50 and 88% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded between $0.51 - $0.99 and 90% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded over $1.00 during the five trading days preceding the purchase date.

Unless earlier terminated as provided in the Strata Agreement, the Strata Agreement will terminate automatically on the earliest to occur of: (i) the 24-month anniversary of the date of the Registration Statement becoming effective; and (ii) the date on which Clearthink shall have purchased shares of common stock under the Strata Agreement for an aggregate gross purchase price equal to Commitment Amount under the Strata Agreement. The Company has the right to terminate the Strata Agreement at any time, at no cost or penalty, upon one trading days prior written notice to Clearthink.

As consideration for Clearthink’s irrevocable commitment to purchase common stock upon the terms of and subject to satisfaction of the conditions set forth in the Strata Agreement, upon execution of the Strata Agreement, the Company agreed to issue a total of 300,000 shares of common stock with a value of $156,030 (the “Commitment Fee Shares”) to Clearthink.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until January 6, 2025, to regain compliance with the Bid Price Rule. If, at any time before the January 6, 2025, the closing bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

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

On August 20, 2024, we received an additional deficiency letter from the Staff, which notified us that we did not presently comply with Nasdaq’s Listing Rule 5550(b)(1) (the “Equity Rule”), which requires that we maintain a minimum of $2.5 million in stockholders’ equity, and that we also did not meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Equity Rule. We 45 calendar days to submit a plan to regain compliance, which we submitted. If our plan is accepted, the Staff can grant an extension of up to 180 calendar days from August 20, 2024 (or on or about February 14, 2025) to evidence compliance. After review of the plan of compliance, the Staff will provide written notification to us whether it accepts the plan, and if the Staff does not accept the plan, we would then be entitled to appeal the Staff’s determination to the Nasdaq Hearings Panel. There can be no assurance that, if we appeal the determination to the Nasdaq Hearings Panel, that such appeal would be successful.

If we do not regain compliance with the Bid Price Rule by January 6, 2025 and are not eligible for an additional compliance period at that time or if we do not regain compliance with the Equity Rule by February 14, 2025, the Staff will provide written notification to us that our common stock may be delisted. We would then be entitled to appeal the Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination by the Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended September 30, 2024, is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2024 and 2023 (unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated October 1, 2024, between the Company, Seller and Purchaser (incorporated by reference to exhibit 2.1 of the Form 8-K filed October 1, 2024)

4.1	Form of Promissory Note issued July 31, 2024 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 1, 2024)

4.2	Form of Warrant issued July 31, 2024 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 1, 2024)

4.3	Form of Exchange Notes issued August 2024 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 21, 2024)

4.4	Form of 2027 Notes issued August 2024 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 21, 2024)

4.5	Form of 2025 Notes issued August 2024 (incorporated by reference to exhibit 4.3 of the Form 8-K filed August 21, 2024)

10.1	Form of Securities Purchase Agreement dated July 31, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 1, 2024)

10.2	Form of Registration Rights Agreement dated July 31, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed August 1, 2024)

10.3	Form of Waiver Agreement dated July 31, 2024 (incorporated by reference to exhibit 10.3 of the Form 8-K filed August 1, 2024)

10.4	Strata Purchase Agreement dated August 16, 2024 between iCoreConnect, Inc. and Clearthink Capital Partners, LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 21, 2024)

10.5	Registration Rights Agreement dated August 16, 2024 between iCoreConnect, Inc. and Clearthink Capital Partners, LLC (incorporated by reference to exhibit 10.2 of the Form 8-K filed August 21, 2024)

10.6	Form of Exchange Agreements dated August 13, 2024 (incorporated by reference to exhibit 10.3 of the Form 8-K filed August 21, 2024)

10.7	Form of 2027 Note Purchase Agreements dated August 13, 2024 (incorporated by reference to exhibit 10.4 of the Form 8-K filed August 21, 2024)

10.8	Form of 2025 Note Purchase Agreements dated August 13, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed August 21, 2024)

10.9	Amendment Agreement dated August 26, 2024 between iCoreConnect, Inc., iCore Midco, Inc. and the Purchaser (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 27, 2024)

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

iCoreConnect, Inc. (Registrant)

Date: November 19, 2024	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

