Form 10-K
period 2024-12-31
iCoreConnect Inc.
filed 2025-05-30
CIK 1906133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2024

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

The aggregate market value of voting and non-voting stock held by non-affiliates of FG Merger Corp. (“FG”), our predecessor, on June 30, 2023, based on the closing price of $210.60 for shares of FG’s common stock, was approximately $85.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of May 29, 2025: 4,877,080

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Note Regarding Reverse Stock Split

The Company effected a reverse stock split of its outstanding common stock at a ratio of 1-for-20, effective as of December 23, 2024, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2) and satisfying the bid price requirements. We have reflected the reverse stock splits herein, unless otherwise indicated.

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

On October 1, 2024, the Company sold the assets of its Managed IT Services (MSP and MSaaS).

Software as a Service (SaaS) Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS) offerings under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreVerify+, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, iCoreClaims and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

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

iCoreCodeGenius - iCoreCodeGenius is a medical coding reference SaaS solution that provides the coding standards for the 10th revision of the International Classification of Diseases and Related Health Problems (ICD-10), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury and diseases.  This year the company added CPT codes to the software. CPT Codes (Current Procedural Terminology Codes) are a set of medical codes used by healthcare providers to describe medical, surgical, and diagnostic services and procedures. They are maintained by the American Medical Association (AMA) and are essential for billing and documentation in the healthcare system, iCoreCodeGenius includes a full ICD-10 code lookup and guidance, automatic prompting of comorbidities and Hierarchical Condition Category’s (HCC) to aid in obtaining the appropriate reimbursement with a high degree of accuracy, and the ability to reduce or eliminate queries and denials.

iCoreExchange - iCoreExchange provides a secure, HIPAA compliant SaaS email solution using the direct protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users can build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as patient files with discrete data, which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management (PM) systems in a HIPAA compliant manner.

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

iCorePay - iCorePay is a cloud-based financial technology (FinTech) solution designed to streamline the billing and payment processes for healthcare providers, offering a modern and efficient way to manage patient payments. The platform integrates with existing healthcare management systems, allowing for easy creation and sending of HIPAA-compliant billing statements, as well as accepting various digital payment methods like Apple Pay, Google Pay, and PayPal. This system aims to improve patient experience by making payments easier and more convenient, while also boosting revenue collection for healthcare providers. Additionally, iCorePay helps reduce costs and administrative burdens by automating much of the billing process.

iCoreSecure -We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure is a secure SaaS solution that solves privacy concerns in insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

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

3. Expanding into new horizontal markets. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, claims,  coding, billing processing, and electronic prescribing. We drive innovation both organically and through acquisitions.

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

Customers

We had no significant customers (greater than 10% of total revenue) for the years ended December 31, 2024 and 2023, respectively. Customer concentration is not significant as the Company has a large number of individual customers. In addition, concentration is reduced by the number of new customers generated through the acquisitions we completed during 2024 and 2023 respectively, as well as through organic growth in both the number of customers and number of services being purchased by new and existing customers. We had accounts receivable concentration with one customer representing 26% of total accounts receivables outstanding as of December 31, 2024 and one customer that represented 25% of accounts receivable outstanding as of December 31, 2023.

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

EMPLOYEES

As of December 31, 2024 the Company had 72 employees of which 68 were full-time employees.

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

Because we have a limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses. Revenues for the years ended December 31, 2024 and December 31, 2023, were $10,746,466 and $8,151,587, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including: merger and acquisition activity; our ability to achieve significant sales for our products and services; the cost of technology, software and other costs associated with the production and distribution of our products and services; the size and rate of growth of the market for Internet products and online content and services; the potential introduction by others of products that are competitive with our products; the unpredictable nature of online businesses and e-commerce in general; and the general economic conditions in the United States and worldwide.

Investors should evaluate us considering the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our board of directors recently concluded that we needed to restate previously issued financial statements as a result of a change in accounting for debt with embedded derivatives.

Our audit committee concluded, after consultation with management, that our previously issued unaudited financial statements for the periods ended September 30, 2024, included in the Company’s Quarterly Reports of Form 10-Q for the period ended September 30, 2024, should no longer be relied upon as a result of the change in accounting for debt with embedded derivatives.  The Company valued the warrant and conversion features using a Black Scholes model and recognized the value of the warrants as equity and expense over the term of the loan and had expensed the value of the conversion feature and increased the value of its debt over the term of the loan. The Company concluded that conversion features and warrants should have been recognized as embedded derivatives, bifurcated from the host instruments and presented and valued at fair value. The adjustments resulting therein, change to current liabilities, paid-in-capital, other expenses – finance fee, other expenses – change in fair value of warrants, other expenses – change in fair value of embedded derivatives, net loss, and net loss attributable to common stockholders that we previously reported, but has no impact on previously reported cash.

One of our secured creditors has commenced an auction of substantially all of our assets in order to satisfy a debt obligation and we if are unable to satisfy the obligations subject to the auction and prevent the auction for being completed, our business will be irreparably harmed.

On March 10, 2025, we received notice from PIGI Solutions, LLC (“PIGI”) that PIGI was exercising its purported right as a secured creditor under the Uniform Commercial Code (Del. UCC § 9-613) to conduct a public auction of substantially all of our personal property. PIGI has indicated that the closing of the auction is to occur on or after May 9, 2025. PIGI claims the Company owes $2,434,243 in principal and interest, which we dispute. The disputed amounts arise out of a finder’s fee agreement discussed below.

On April 4, 2025, we and our wholly-owned subsidiary, iCore Midco Inc., a Nevada corporation (“Midco”) filed a complaint in the United States District Court Middle District of Florida initiating a civil action against PIGI and John Schneller (the “Defendants”). In the complaint, we and Midco assert, among other claims, that the Defendants fraudulently induced Midco into a finder’s fee agreement, under which PIGI allegedly acted as an unregistered broker-dealer, and that the finder’s fee agreement is voidable under Section 29(b) of the Securities Exchange Act of 1934. The relief requested includes, among other things, rescission of the finder’s fee agreement and related loan documents, injunctive relief against PIGI taking any further action to enforce the finder’s fee agreement, and monetary damages.

On May 6, 2025, the Company, Midco, the Defendants, and the bidder of the assets entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) pursuant to which the parties agreed that the Company will have the right until May 30, 2025, to effectively terminate the auction and retain control of the Company’s assets by making a payment of $3,099,747, which includes the satisfaction of amounts owed to PIGI and the payment of certain expenses related to the auction, and a payment of $50,000 to the bidder of the assets. Upon the payment of the foregoing amounts, the Company and Midco have agreed to dismiss the above lawsuit with prejudice and the parties have agreed to mutual releases. The Company expects to satisfy the payment obligations pursuant to the Settlement Agreement prior to May 30, 2025. However, if we are unsuccessful in preventing the sale of our assets, our business will be irreparably harmed.

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

As of December 31, 2024, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to a material weaknesses as follows:

•

The Company lacks formal review and approval procedures, including lack of review of Service Organization Control (SOC) reports, and lack of controls over proper IT related change management, backup of data and privileged user assess.

•

Ineffective internal controls with respect to the valuation of intangible assets. Specifically, the Company's controls failed to demonstrate appropriate review over valuation methodologies, documentation, and other processes for intangible assets.

•

A lack of controls in place to correctly identify derivative liabilities as part of convertible notes, accounting implications for convertible notes with no floor, or ability to distinguish between equity or liability treatment for warrant and understand the accounting impact of instruments with down round features.

•	Lack of adequate segregation of duties over financial transaction processing and reporting due to a lack of a sufficient number of accounting personnel.
•	The Company lacks the ability to timely maintain accurate books and records, which impacts the Company's ability to file accurate financial reports in a timely manner.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications and we also plan to hire additional personnel to help provide adequate segregation of duties in the financial reporting process.

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

The price of our common stock has been and is likely to continue to be volatile. Since our common stock began trading as iCoreConnect on August 28, 2023, our common stock has traded from a low price of $0.24 to a high price of $414.00. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the prospectus. In addition, the stock markets in general, and the markets for former special purpose acquisition companies post-business combination businesses in particular, have experienced extreme volatility. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

On May 20, 2025, we received a determination letter from the Nasdaq Hearings Panel that the Panel has determined to delist our common stock from Nasdaq. Suspension of trading of the common stock occurred at the opening of business on May 22, 2025.

As previously disclosed, we were notified by the Listing Qualifications Department of Nasdaq that we were not in compliance with certain listing requirements, including Listing Rule 5250(c)(1) since we had not yet filed our Form 10-K for the period ended December 31, 2024.

We requested a hearing with a Nasdaq Hearings Panel (“Panel”), which had the effect of staying any suspension or delisting action pending the conclusion of the hearings process. On April 24, 2025, we received notification from the Panel that it had granted an extension until May 15, 2025 to file our Form 10-K for the period ended December 31, 2024, and until June 30, 2025, to demonstrate compliance with all continued listing requirements for the Nasdaq Capital Market.

On May 20, 2025, we received a determination letter from the Panel informing us that the Panel has determined to delist our common stock from Nasdaq for failure by the Company to timely file its Form 10-K for the year ended December 31, 2024 and Form 10-Q for the quarter ended March 31, 2025. Suspension of trading of the common stock occurred at the opening of business on May 22, 2025.

The notification indicates that Nasdaq will effect the delisting by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission after the applicable Nasdaq appeal and review periods have expired. We may appeal the delisting determination to the Nasdaq Listing and Hearing Review Council within the required 15 days from the date of the Panel’s decision. However, an appeal would not stay the suspension of the trading of our securities on Nasdaq.

Delisting from Nasdaq will adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting can have other negative results, including the potential loss of employee confidence, the loss of institutional investors and general investors that will consider investing in our common stock, a reduction in the number of market makers in our common stock, a reduction in the availability of information concerning the trading prices and volume of our common stock, a reduction in the number of broker-dealers willing to execute trades in shares of our common stock or interest in business development opportunities. Further, we may become a “penny stock” in the future, which would make trading of our common stock more difficult.

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

The terms of the convertible notes we have issued may impose additional challenges on our ability to raise capital.

As of December 31, 2024, we have outstanding convertible notes in aggregate principal and interest amounts of $5,797,850 that are convertible into common stock at an average conversion price of $13.56. The additional shares of common stock issued upon the conversion of the convertible notes will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our common stock.

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

Item 2. Properties.

The Company operates from a 7,650 square foot headquarters located in Ocoee, Florida which has been leased on a six year and one month lease beginning January 2022, with an optional five-year renewal term. In April 2023, the Company entered into a lease agreement with its existing landlord of its Florida location for a lease of an additional 2,295 square feet of space beginning at the earlier of June 1, 2023 or completion of build out for a five year term. This additional lease space was terminated by mutual agreement and returned to the landlord in April 2025.

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

On March 10, 2025, the Company received notice from PIGI Solutions, LLC (“PIGI”) that PIGI was exercising its purported right as a secured creditor under the Uniform Commercial Code (Del. UCC § 9-613) to conduct a public auction of substantially all of the Company’s personal property. PIGI has indicated that the closing of the auction is to occur on or after May 9, 2025. PIGI claims the Company owes $2,434,243 in principal and interest, which the Company disputes. The disputed amounts arise out of a finder’s fee agreement discussed below. On April 4, 2025, the Company and its wholly-owned subsidiary, iCore Midco Inc., a Nevada corporation (“Midco”) filed a complaint in the United States District Court Middle District of Florida initiating a civil action against PIGI and John Schneller (the “Defendants”). In the complaint, the Company and Midco assert, among other claims, that the Defendants fraudulently induced Midco into a finder’s fee agreement, under which PIGI allegedly acted as an unregistered broker-dealer, and that the finder’s fee agreement is voidable under Section 29(b) of the Securities Exchange Act of 1934. The relief requested includes, among other things, rescission of the finder’s fee agreement and related loan documents, injunctive relief against PIGI taking any further action to enforce the finder’s fee agreement, and monetary damages.

On May 6, 2025, the Company, Midco, the Defendants, and the bidder of the assets entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) pursuant to which the parties agreed that the Company will have the right until May 30, 2025, to effectively terminate the auction and retain control of the Company’s assets by making a payment of $3,099,747, which includes the satisfaction of amounts owed to PIGI and the payment of certain expenses related to the auction, and a payment of $50,000 to the bidder of the assets. Upon the payment of the foregoing amounts, the Company and Midco have agreed to dismiss the above lawsuit with prejudice and the parties have agreed to mutual releases.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was listed on the NASDAQ Capital Market under the symbol “ICCT” until May 22, 2205 and has been listed on the OTC market since May 22, 2025.

Holders

As of May 29, 2025, there were 266 holders of record of our common stock, with 4,877,080 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Sale of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2024.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results are presented to compare 2024 to 2023. We also provide a discussion of our Liquidity and Capital Resource position and usage.

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

During 2024 we developed our newest products iCoreVerifyPro, iCorePay and iCoreAcademy.

iCoreVerifyPro is a comprehensive, full-service insurance verification solution. This service is designed to handle the entire insurance verification process on behalf of dental practices, ensuring that all insurance benefits are accurately entered directly into patient charts. This allows dental staff to focus on critical tasks, improve patient experience, and help patients maximize their insurance benefits. iCoreVerifyPro is part of a tiered offering that includes:

•	iCoreVerify: Provides automated insurance verifications, handling approximately 80-90% of verifications through automation.
•	iCoreVerify+: Combines automation with concierge assistance, where a U.S.-based team addresses any outlying manual verifications, achieving 100% verification coverage.
•	iCoreVerifyPro: Offers a dedicated U.S.-based professional who manages all verifications, entering insurance benefits directly into patient charts, ensuring comprehensive and accurate insurance information.

By utilizing iCoreVerifyPro, dental practices can eliminate the need for staff to perform manual insurance verifications, thereby enhancing efficiency, reducing errors, and improving overall patient satisfaction.

iCorePay is a state-of-the-art patient payment and billing platform designed to streamline the billing process for healthcare providers while enhancing the patient payment experience. The key features of iCorePay:

•	Simplified Billing Procedures: Allows healthcare providers to securely create and send HIPAA-compliant billing statements, reducing administrative burdens and potential errors.
•	Flexible Payment Options: Supports a wide variety of digital payment methods, including major digital wallets like Google Pay, Apple Pay, Venmo, and PayPal, enabling patients to pay using their preferred platforms.
•	Enhanced Revenue Cycle Management: Accelerates payment processes, leading to quicker collections and improved cash flow for practices. Users have reported significant increases in collections and reductions in costs after implementing iCorePay.
•	Improved Patient Experience: Offers an easy-to-use interface that allows patients to receive bills directly on their preferred devices and pay promptly, leading to higher satisfaction and engagement.

By integrating iCorePay, healthcare practices can modernize their billing systems, reduce operational costs, and provide a seamless payment experience for their patients.

iCoreAcademy is a patient education video library designed to enhance patient understanding and improve treatment plan acceptance. It offers over 100 high-quality 4K, 3D educational videos covering a wide range of dental topics, including oral surgery, implants, pediatrics, and more. These videos are available in both English and Spanish, ensuring accessibility for a diverse patient population. The key features of iCoreAcademy:

•	Comprehensive Video Library: Provides detailed explanations of dental conditions and procedures, aiding patients in making informed decisions about their oral health.
•	Enhanced Patient Understanding: Simplifies complex dental topics, reducing patient anxiety and improving satisfaction.
•	Flexible Access: Allows patients to view educational content both in-office and at home via text or email links, facilitating continuous learning and support.
•	Practice Branding: Offers customization options to include practice logos in videos, reinforcing brand identity and trust.

By integrating iCoreAcademy into their practice, dental professionals can effectively educate patients, leading to higher treatment plan acceptance rates and improved overall patient outcomes.

SaaS Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS)offerings under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreHuddle, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, iCoreClaims and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

Managed IT Services (MSP and MSaaS)

The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” model with recurring revenue. This group of assets were sold in October 2024.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As part of its impairment assessment in 2024 the Company determined that the carrying value of an intangible asset for customer list and its acquired softwares were less than their fair value and therefore brought the carrying value down to the assets fair value.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of December 31, 2024 there is no impairment of the Company’s Goodwill.

Results of Operations

The following table sets forth our selected financial data for the periods indicated below:

	For Years Ended
	December 31,	December 31,
	2024	2023
Revenue	$10,746,466	$8,151,587
Cost of sales	2,496,486	2,029,145
Gross profit	8,249,980	6,122,442

Expenses
Selling, general and administrative	20,754,205	15,124,081
Depreciation and amortization	3,002,585	1,274,963
Total operating expenses	23,756,790	16,399,044
Loss from operations	(15,506,810)	(10,276,602)

Other income (expense)
Interest expense	(1,428,459)	(1,109,388)
Financing costs	(1,835,077)	(1,287,916)
Change in fair value of embedded derivative instruments	(2,562,027)	-
Change in fair value of warrants	1,616,972	-
Other income (expense)	(439,622)	(459,965)
Impairment of intangible asset	(6,631,862)	(105,676)
Gain on sale of assets	980,197	-
Change in fair value of forward purchase agreement	(5,350,129)	(2,312,116
Total other income (expense)	(15,650,007)	(5,275,061)

Net loss	(31,156,817)	(15,551,663)
Preferred dividends	(2,044,866)	(368,699)
Dividends to Common Stockholders	-	-
Net loss attributable to Common Stockholders	$(33,201,683)	$(15,920,362)

Year ended December 31, 2024 compared to the year ended December 31, 2023

Revenues. Net revenues increased 32% or $2,594,879 to $10,746,466 in 2024 from $8,151,587 in 2023. Revenue growth was attributed to strong growth in the number of recurring revenue subscribers both in terms of new customers as well as with new and existing product uptake along with price increases on existing customer base subscription prices. Recurring revenues increased $2,793,302 year on year while non-recurring revenues decreased $(198,423) flat year on year, reflecting the divesture of Managed IT Services assets in Q4 2024.

Cost of sales. Cost of sales increased 23% or $467,341 to $2,496,486 in 2024 from $2,029,145 in 2023. The increase in cost of sales is due to higher one-time costs associated with bringing on larger scale recurring revenue enterprise level customers coupled with higher costs associated with delivering non-recurring revenues during the year.

Selling, general and administrative expenses. Selling, general and administrative (“SGA”) expenses increased 37% or $5,630,124 to $20,754,205 in 2024 from $15,124,081 in 2023. The increase in SGA is largely driven by a one-time non-recurring $4,525,811 charge related to stock based compensation which accounted for 80% of the increase year on year coupled with an increase in salaries and wages of approximately $2,400,000 associated with the additional head count brought in with the acquisition of assets in January 2024. These costs were offset by a decrease in professional fees of approximately $2,200,000 with all other line expenses remaining relatively flat.

Depreciation and amortization expenses. Depreciation and amortization expenses increased $1,727,622 or 136% to $3,002,585 in 2024 from $1,274,963 in 2023. The increase in expenses is due to several additions being added to intangible assets related to the asset acquisitions completed in January 2024 along with a moderate increase in capitalized software in 2024 compared to 2023.

Interest expense. Interest expense increased $319,071 or 29% to $1,428,459 in 2024 from $1,109,388 in 2023. The increase in interest expense is attributable to the increase in total debt outstanding in 2024 compared to 2023 which saw some of the Company’s debt equitized as part of its Business Combination thereby reducing the overall interest costs in that year.

Other income (expense). Other expenses decreased $20,343 or 4% to $439,622 in 2024 from $459,965 in 2023. The decrease is related to the charge for a make whole provision the Company entered into in 2023 with one of its lenders who converted their debt into common stock and provided the lender a make whole from the face value of $10.00 to the price they ultimately sold the common stock.

Financing costs. Financing costs increased $547,161 or 42% to $1,835,077 in 2024 from $1,287,916 in 2023. The increase in financing fees was a result of the Company issuing higher amounts of convertible debt with features including warrants and inducement shares in 2024 than in 2023.

Change in fair value of embedded derivative instruments.  Change in fair value of embedded derivative instruments increased to $2,562,027 or 100% from nil in 2023. The expense relates to the changes in fair value of the Company’s derivative liabilities associated with its convertible debt which is bifurcated and valued at each reporting period.

Change in fair value of warrants. Change in fair value of warrants incurred a gain of $1,616,972 or 100% from nil in 2023. The gain relates to the changes in fair value of the Company’s fair value of its warrants associated with its convertible debt which is bifurcated and valued at each reporting period.

Change in fair value of forward purchase agreement. Change in fair value of forward purchase agreement expenses increased by $3,038,012 or 131% to $5,350,128 in 2024 from $2,312,116 in 2023. The expense relates to the derived fair value change of the shares underlying the forward purchase agreement market from the balance sheet date to estimated maturity date in February 2025.

Gain on sale of assets. Gain on sale of assets increased to $980,197 in 2024 from nil in 2023 from the sale of company’s Managed IT Services (MSP and MSaaS) contracts.

Impairment on intangible asset. The Company incurred $6,631,862 in impairment expense in 2024 consisting of $5,723,862 in impairment on the carrying value of its acquired technology purchased in 2024 and $908,000 on the carrying value of its customer lists purchased in 2023 in comparison to  $105,676 expense in 2023 related to the carrying value of a customer list purchased in 2022 which was in excess of its fair value. The impairment charges are largely related to the Company’s continued decline in financial stability and lack of capital resources to further develop and market its technology and products. The Company has experienced a significant decline in market capitalization during 2024, indicating a decline in the value of its assets. Based upon these factors, the Company determined that the carrying value of its asset required adjustment.

Preferred dividends. Preferred dividends increased by $1,676,167 or 455% to $2,044,866 in 2024 from $368,699  in 2023 reflecting the full year accrual of dividends in 2024 versus only four months in 2023. The preferred dividend relates to dividends accrued for the Company’s issued and outstanding Series A Preferred Stock excluding Series A Preferred Stock held by the sponsor of the SPAC transaction and the shares underlying the Forward Purchase Agreement.

GOING CONCERN AND LIQUIDITY

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	December 31,	December 31,	% Incr/
Balance Sheet Data	2024	2023	(Decr)
Total Current Assets	$1,183,238	$3,508,325	(66)%
Total Current Liabilities	12,434,882	8,876,310	40%
Working capital (deficit)	$(11,251,644)	$(5,367,985)	(110)%
Deferred Revenue	$138,053	$119,598	15%

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2024, we had cash totaling $202,177.

We expect our capital expenditures and working capital requirements to increase moderately in the near future, as we continue to innovate with new products, add enhancements and increase our sales force. Over the next two to three years, we expect to spend in excess of $2,000,000 on software development.

We will need to raise additional funds in the immediate short-term, including through the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as software development, expansion of our sales force, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our product development road map, which may adversely affect our business, operating results, financial condition and prospects. Further, any future debt or equity financings may be dilutive to our current stockholders.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,	December 31,
	2024	2023
Net cash used in operating activities	$(3,230,688)	$(8,824,972)
Net cash used in investing activities	(539,416)	(10,214,715)
Net cash provided by financing activities	2,752,923	20,062,892
Net (decrease) increase in cash	(1,017,181)	1,023,205
Cash at the beginning of the year	1,219,358	196,153
Cash at the end of the year	$202,177	$1,219,358

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, investments in software development, and ongoing capital raise efforts.

Operating Activities: Net cash required by operating activities decreased $5,594,284 or 63% to $3,230,688 in 2024 from $8,824,972 in 2023. The increase in cash utilized by operating activities is primarily attributable to the larger net loss year on year of $33,201,683 offset with non-cash add backs of $12,353,828 and $4,962,009 in working capital changes year on year, respectively. Future spending on operating activities are expected to be funded by the revenues realized by the Company, the issuance of notes payable and the sale of additional shares of either common stock or Series A Preferred Stock.

Investing Activities: Net cash used by investing activities decreased $9,675,299 or 95% to $539,416 in 2024 from $10,214,715 in 2023. The decrease in cash utilized by investing activities was primarily due to the Company entering into a Forward Purchase Agreement which accounted for $7,796,672 of the net change along with $1,559,144 used in the asset acquisition of Preferred Dental Services. Future spending on investing activities is expected to be funded by the issuance of notes payable and the sale of additional shares of either common stock or Series A Preferred Stock.

Financing Activities: Net cash provided by financing activities decreased $17,309,969 or 86% to $2,752,923 in 2024 from $20,062,892 in 2023. The Company raised $4,134,392 less in debt, raised $86,603 less in common stock and raised $18,312,897 less in Series A Preferred Stock than in 2023 coupled with the  offset by $7,692,383 in merger transaction costs in 2023.

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

For the fiscal year period ended December 31, 2024, the Company generated an operating loss of $15,506,810. In addition, the Company has an accumulated deficit, and net working capital deficit of $148,240,441 and $11,251,644. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company will be required to raise additional capital in the immediate short-term through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. Considering these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of December 31, 2024, the expected timing of those payments are as follows:

	Total	Next 12	Beyond 12 Months
Debt (1)	$7,912,802	$5,934,416	$1,978,386
Operating lease obligations (2)	939,053	299,284	639,769
Total	$8,851,855	$6,233,700	$2,618,155

(1)

Debt obligations include our Notes and Notes to Related Party consisting of principal and interest payments. See Note 8 Debt and Note 13 Related Party in the accompanying notes to our financial statements for further details.

(2)	See Note 11 Commitments and Contingencies in the accompanying notes to our financial statements for further details regarding leases.

Restatement of Previously Issued Financial Statements (Unaudited)

Our audit committee concluded, after consultation with management, that our previously issued unaudited financial statements for the periods ended September 30, 2024, included in the Company’s Quarterly Reports of Form 10-Q for the period ended September 30, 2024, should no longer be relied upon as a result of the change in accounting for debt with embedded derivatives.  The Company valued the warrant and conversion features using a Black Scholes model and recognized the value of the warrants as equity and expense over the term of the loan and had expensed the value of the conversion feature and increased the value of its debt over the term of the loan. The Company concluded that conversion features and warrants should have been recognized as embedded derivatives, bifurcated from the host instruments and presented and valued at fair value starting in September 2024. The adjustments resulting therein, change to current liabilities, paid-in-capital, other expenses – finance fee, other expenses – change in fair value of warrants, other expenses – change in fair value of embedded derivatives, net loss, and net loss attributable to common stockholders that we previously reported, but has no impact on previously reported cash. For further information including the impact of this adjustment, please see Notes 16 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

iCoreConnect, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iCoreConnect, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

May 29, 2025

iCoreConnect Inc.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
	2024	2023
ASSETS
Cash	$202,177	$1,219,358
Accounts receivable, net	814,061	563,905
Prepaid expenses and other current assets	167,000	1,725,062
Total current assets	1,183,238	3,508,325

Property and equipment, net	173,611	202,421
Right of use lease asset - operating	871,167	1,122,412
Software development costs, net	1,679,615	903,412
Acquired technology, net	-	-
Customer relationships, net	164,015	2,980,412
Forward purchase agreement	134,429	5,484,556
Goodwill	1,484,966	1,484,966
Total long-term assets	4,507,803	12,178,179

TOTAL ASSETS	$5,691,041	$15,686,504

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$4,769,856	$3,243,338
Operating lease liability, current portion	299,284	241,945
Warrant and embedded derivative liability	1,293,273	-
Notes payable, current portion	5,353,007	4,720,455
Related party notes payable	581,409	550,974
Deferred revenue	138,053	119,598
Total current liabilities	12,434,882	8,876,310

Warrant and embedded derivative liability, net current	432,978	-
Long-term debt, net of current maturities	1,823,474	1,420,137
Related party notes payable, net of current maturities	154,912	-
Operating lease liability, net of current portion	639,769	945,889
Total long-term liabilities	3,051,133	2,366,026

TOTAL LIABILITIES	$15,486,015	$11,242,336

Commitments and Contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock par value $0.0001; 40,000,000 shares authorized; Issued and Outstanding: 821,929 as of December 31, 2024 and 3,755,209 as of December 31, 2023	82	376
Common Stock par value $0.0001; 250,000,000 shares authorized; Issued and Outstanding: 2,066,016 as of December 31, 2024 and 503,424 as of December 31, 2023	207	50
Additional paid-in-capital	138,445,178	119,482,500
Accumulated deficit	(148,240,441)	(115,038,758)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,794,974)	4,444,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIITY(DEFICIT)	$5,691,041	$15,686,504

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2024	2023

Revenue	$10,746,466	$8,151,587
Cost of sales	2,496,486	2,029,145
Gross profit	8,249,980	6,122,442

Expenses
Selling, general and administrative	20,754,205	15,124,081
Depreciation and amortization	3,002,585	1,274,963
Total operating expenses	23,756,790	16,399,044
Loss from operations	(15,506,810)	(10,276,602)

Other expense
Interest expense	(1,428,459)	(1,109,388)
Finance charges	(1,835,077)	(1,287,916)
Change in fair value of embedded derivative instruments	(2,562,027)	-
Change in fair value of warrants	1,616,972	-
Change in fair value of forward purchase agreement	(5,350,129)	(2,312,116)
Gain on sale of assets	980,197	-
Impairment of intangible asset	(6,631,862)	(105,676)
Other expense	(439,622)	(459,965)
Total other expense	(15,650,007)	(5,275,061)

Net loss	(31,156,817)	(15,551,663)
Dividends to Common Stock shareholders	-	-
Preferred dividends	(2,044,866)	(368,699)
Net loss attributable to common stockholders	$(33,201,683)	$(15,920,362)

Net loss per share, basic and diluted	$(45.78)	$(43.32)

Weighted average number of shares, basic and diluted	725,183	367,478

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Common stock		Convertible Preferred Stock		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at January 1, 2023	9,066,027	908	-	-	86,192,839	(88,875,087)	(2,681,340)
Retroactive application of reverse capitalization (Note 2)	(8,762,227)	(877)			180,713	(10,243,309)	(10,063,473)
Balances at January 1, 2023	303,800	31	-	-	86,373,552	(99,118,396)	(12,744,813)
Stock issued for cash	74,486	7			2,880,978		2,880,985
Origination fee in convertible debt agreement	322	-			1,040,165		1,040,165
Stock issued for conversion of debt	69,647	7			5,747,490		5,747,497
Stock compensation expense	12,168	1			1,942,035		1,942,036
Issuance of Series A Convertible Preferred Stock on merger			3,782,191	378	17,846,920		17,847,298
Common stock issued on exercise of options	9,919	1			(5,941)		(5,940)
Conversion of Series A Convertible Preferred Stock to Common Stock	10,643	1	(212,842)	(21)	20		-
Series A Preferred Stock issued for cash			46,500	5	464,995		465,000
Stock issued for purchase of assets of Preferred Dental	2,000	-			400,000		400,000
Modification of warrant agreement					1,987,460		1,987,460
Origination fee on equity line of credit	14,563	1			599,999		600,000
Stock issued for the conversion of warrants	5,866	1			(3,501)		(3,500)
Preferred stock issued on exercise of warrants			139,360	14	(14)		-
Merger transaction costs					208,322		208,322
Net loss						(15,920,362)	(15,920,362)
Balance at December 31, 2023	503,424	$50	3,755,209	$376	$119,482,500	$(115,038,758)	$4,444,168
Balances at January 1, 2024	503,424	50	3,755,209	376	119,482,500	(115,038,758)	4,444,168
Stock issued for cash	185,000	19			303,581		303,600
Stock issued for inducement of STRATA	15,000	2			156,028		156,030
Origination fee in convertible debt agreement	31,252	2			1,010,233		1,010,235
Stock issued for conversion of debt	468,650	46			2,096,357		2,096,403
Stock issued for purchase of FeatherPay			480,000	48	4,799,952		4,800,000
Stock issued for the purchase of Verifi Dental			84,000	8	839,992		840,000
Stock issued for the purchase of Teamworx			57,500	6	574,994		575,000
Stock issued for the purchase of Healthcare Circle of Excellence	1,616	-			30,000		30,000
Stock issued for dividend in kind			201,711	19	2,017,090		2,017,109
Common stock issued on exercise of warrants			156,369	16	(16)		-
Conversion of Series A Convertible Preferred Stock to Common Stock	763,161	77	(3,912,860)	(391)	314		-
Stock compensation expense	69,877	7			7,134,156		7,134,163
Stock issued for rounding on reverse stock split	28,036	4			(4)		-

Net loss						(33,201,683)	(33,201,683)
Balance at December 31, 2024	2,066,016	$207	821,929	$82	$138,445,178	$(148,240,441)	$(9,794,974)

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,201,683)	$(15,920,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26,957	17,429
Amortization expense	2,975,628	1,257,534
Finance charges	1,835,080	1,287,916
Change in fair value of embedded derivative instruments	(2,562,027)	-
Change in fair value of warrants	1,616,972	-
Bad debt expense	241,396	158,620
Change in value of forward purchase agreement	5,350,127	2,312,116
Stock compensation expense	7,134,163	1,942,036
Loss (gain) on sale of assets	(980,197)	(13,778)
Dividend expense	2,044,866	368,699
Non-cash interest expense	1,202,281	167,265
Impairment of intangible assets	6,631,862	105,676
Changes in assets and liabilities:
Accounts receivable	(436,334)	(307,716)
Prepaid expenses and other current assets	1,539,567	(1,244,356)
Right of use asset, net of lease liability	2,676	31,034
Accounts payable and accrued expenses	1,558,077	907,164
Warrant and embedded derivative liability	1,726,251	-
Deferred revenue	63,649	105,751
NET CASH USED IN OPERATING ACTIVITIES	(3,230,688)	(8,824,972)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Preferred Dental		(1,559,144)
Cash portion of consideration paid to acquire FeatherPay, LLC	(500,000)	-
Cash portion of consideration paid to acquire Verifi Dental LLC	(370,000)	-
Cash portion of consideration paid to acquire Teamworx, LLC		-
Investment in forward purchase agreement	-	(7,796,672)
Proceeds from sale of assets	1,733,612	28,000
Purchases of capital assets	-	(159,878)
Additions to capitalized software	(1,403,028)	(727,021)
NET CASH USED IN INVESTING ACTIVITIES	(539,416)	(10,214,715)

FINANCING ACTIVITES
Net proceeds from debt	3,662,361	7,796,753
Payments on debt	(1,322,002)	(1,235,399)
Proceeds from issuance of common stock	303,619	2,881,024
Conversion of convertible debt into common stock	108,945	-
Proceeds from issuance of series A convertible preferred stock	-	18,312,897
Effect of merger, net of transactions	-	(7,692,383
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,752,923	20,062,892

NET CHANGE IN CASH	(1,017,181)	1,023,205
CASH AT BEGINNING OF THE YEAR	1,219,358	196,153
CASH AT END OF THE YEAR	$202,177	$1,219,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$224,237	$18,750
Stock issued for acquisitions	$6,245,000	$400,000
Stock issued for conversion of notes payable	$2,039,479	$5,765,656

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

The following table details the number of shares of Company Common Stock issued immediately following the consummation of the Business Combination:

	Common Stock	Preferred Stock

Common stock of FGMC outstanding prior to business combination	402,500	-
Less: Redemptions of FGMC common stock	(323,003)	-
Common stock held by former FGMC shareholders	79,497	-
FGMC sponsor shares	84,619	-
Underwriter shares	2,013	-
Sponsor shares transferred for services	100	-
Sponsor shares transferred for non-redemption	18,657	-
Shares issued related to extension note	4,225	-
Total FGMC common shares outstanding prior to conversion to preferred stock	189,111	-
Conversion of existing FGMC common stockholders to new convertible preferred stock	(189,111)	3,782,191
Shares issued to Old iCore stockholders for purchase consideration	404,786	-
Total	404,786	3,782,191

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

All existing FGMC warrants were converted into Convertible Preferred Stock warrants with the same terms and conditions:

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

For the fiscal year period ended December 31, 2024, the Company generated an operating loss of $15,506,810. In addition, the Company has an accumulated deficit, and net working capital deficit of $148,240,441 and $11,684,622. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

In 2024 the Company experienced a continued decline in financial stability and lack of capital resources to further develop and market its technology and products. These factors contributed to the decline in market capitalization and to the value of its assets.

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

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2024 and 2023, approximated their fair value due to their short-term nature.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $144,000 and $102,061 as of December 31, 2024 and 2023, respectively.

Property and Equipment, net

Property, equipment, and leasehold improvements are recorded at their historical cost. Depreciation and amortization have been determined using the straight-line method over the estimated useful lives of the assets which are computers and office equipment (3 years) leasehold improvements (5 years), computer software (3 years) and for office furniture and fixtures (4 to 7 years). The cost of repairs and maintenance is charged to operations in the period incurred.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2023, the Company determined that the carrying value of certain customer relationships exceed their fair value and impairment of long-lived assets existed. The Company recorded an impairment of $105,676 and adjusted the value of customer relationships to their fair value. The Company incurred $6,631,862 of impairment expense in 2024 consisting of $5,723,862 in impairment on the carrying value of its acquired technology purchased in 2024 and $908,000 on the carrying value of its customer lists purchased in 2023.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2024 and December 31, 2023, there is no impairment of the Company’s Goodwill.

Revenue Recognition

We have 7 primary sources of revenue as of December 31, 2024 and 6 primary sources of revenue as of December 31, 2023:

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	Analytics
6.	MSaaS software
7.	Patient Billing and Payment Processing

1)	Electronic Prescription software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

2)	Insurance verification services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

3)	ICD-10 Medical Coding services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

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

For the year ended December 31, 2024 and 2023, disaggregated revenues were recurring revenues of $10,193,961and $7,400,659, respectively and non-recurring revenues of $552,505 and $750,928, respectively.

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

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $747,023 and $614,061 for the years ended December 31, 2024 and 2023, respectively.

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

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and convertible preferred stock instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

The allocated value of the conversion option of debt and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net cash settlement is expected within the next 12 months from the balance date.

Sequencing

In 2024, the Company adopted a sequencing policy under Accounting Standards Codification (“ASC”) 815-40-35 Derivatives and Hedging (“ASC 815”) whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities convertible or exchangeable for a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

Reportable Segments

The Company currently operates business as one operating segment which includes two revenue types: recurring and non-recurring. While the Company discloses recurring and non-recurring revenue separately, management does not consider these to be separate segments, as they are sold through the same sales channel and fulfilled by the same teams. Management’s analysis and determination for allocation of resources is not analyzed or broken out by revenue streams, but as one reporting unit. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODMs is the Chief Executive Officer, who review and evaluate consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Recently Issued Accounting Pronouncements

Adopted

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

4. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 250,000,000 shares of Company Common Stock, par value $0.0001 per shares.

Stock Issuances

During the year ended December 31, 2024 the Company issued 1,562,592 shares of common stock of which 185,000 shares of common stock were issued for cash of $521,030. The Company issued 763,161 shares of common stock related to the conversion of Series A Convertible Preferred Stock, 468,650 shares of common stock related to the conversion of debt, 15,000 shares of common stock for inducement for entering into an equity line agreement, 31,252 shares of common stock for origination fees on debt, 1,616 shares of common stock related to the purchase of the assets of Healthcare Cricle of Excellence, 69,884 shares of common stock for stock-based compensation and 28,030 shares of common stock to existing holders related to rounding as a result of a reverse stock split.

During the year ended December 31, 2023, the Company issued 199,623 shares of common stock of which 74,486 shares of common stock were issued for cash of $2,880,985. The Company issued 10,643 shares of common stock related to the conversion of Series A Convertible Preferred Stock, 2,000 shares related to the asset acquisition of Preferred Dental Services, 14,895 shares related to inducements for financing agreements, 12,168 shares for stock-based compensation and 85,431 shares related to the conversion of debt, warrants and options.

Convertible Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of Company Series A Convertible Preferred Stock, par value $0.0001 per shares. The Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations including but not limited to:

F-18

•

The conversion price (“Conversion Price”) for the Convertible Preferred Stock is initially $10.00 per share; provided that the Conversion Price shall be reset to the lesser of $10.00 or 20% above the simple average of the volume weighted average price on the 20 trading days following 12 months after August 25, 2023; provided further that such Conversion Price shall be no greater than $10.00 and no less than $2.00 and subject to appropriate and customary adjustment. The Conversion Price was set at $2.00 on September 13, 2024 and adjusted to $40.00 subsequent to the reverse stock split completed in December 2024.

•	The holders of Convertible Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of the Company.

•

From and after the date of the issuance of any shares of Convertible Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of Convertible Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).

•

Dividends shall accrue from day to day and shall be cumulative and shall be payable within fifteen (15) business days after August 23 of each year to each holder of Convertible Preferred Stock as of such date.

•

From the Closing of the Business Combination until the second anniversary of the date of the original issuance of the Convertible Preferred Stock, the Company may, at its option, pay all or part of the accruing dividends on the Convertible Preferred Stock by issuing and delivering additional shares of Convertible Preferred Stock to the holders thereof.

•

The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock of the Company, unless the holders of the iCoreConnect Convertible Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of iCoreConnect Convertible Preferred Stock.

•

In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of Preferred Stock been converted into the Company’s Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of the Company’s Common Stock.

•

Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of the Company’s Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment.

•

After 24 months from the Closing of the Business Combination, in the event the closing share price of the Company’s Common Stock shall exceed 140% of the Conversion Price (as defined in the Merger Agreement) then in effect, then (i) each outstanding share of Convertible Preferred Stock shall automatically be converted into such number of shares of the Company’s Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by the Company, subject to adjustment. At the time of such conversion, the Company shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of the Company, (i) issuing additional Preferred Stock or (ii) paying cash.

•

Immediately prior to any such optional conversion the Company shall pay all dividends on the Convertible Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of the Company: (i) issuing additional Preferred Stock or (ii) paying cash.

During the year ended December 31, 2024 the Company issued nil Series A Convertible Preferred stock for cash, 480,000 Series A Convertible Preferred stock for the assets of FeatherPay, 84,000 Series A Convertible Preferred stock for the assets of Verifi Dental, 57,500 Series A Convertible Preferred stock for the assets of Teamworx, 201,711 Series A Convertible Preferred stock as dividend in kind, 156,369 Series A Preferred stock on the cashless conversion of 252,300 Series A Convertible Preferred Stock $2.00 warrants for no proceeds.

During the year ended December 31, 2024, 3,912,860 shares of Series A Convertible Preferred stock were converted into shares of Common Stock on either: one for one or five for one basis.

During the year ended December 31, 2023 the Company issued 46,500 Series A Convertible Preferred stock for $465,000 in cash and 139,360 Series A Convertible Preferred stock on the cashless conversion of 174,200 Series A Preferred Stock $2.00 warrants for no proceeds.

During the year ended December 31, 2023, 212,842 shares of Series A Convertible Preferred stock were converted into 10,643 shares of Common Stock.

Common Stock Options

As part of the merger, the Company’s 2016 Long Term Incentive Plan was cancelled and replaced with the 2023 Stock Plan (“Incentive Plan”) which is administered by the Company’s Board of Directors Compensation Committee. The Incentive Plan has an authorized equity pool of 550,000. As of December 31, 2024 there are 220,689 equity grants available under the Incentive Plan.

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the year ended December 31, 2024 and 2023 are presented below:

2023 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2023	54,023	$77.60	8.8	$-
Granted	388	120.80	9.6
Exercised	(15,545)	72.40	7.6
Forfeited	(26)	56.20	7.8
Balance Outstanding - December 31, 2023	38,840	$74.80	8.0	$-

Exercisable - December 31, 2023	19,063	$74.40	7.9	$-

2023 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2023	38,484	$71.60	8.8
Granted	373	120.80	9.6
Vested	(19,063)	74.40	7.9
Forfeited	(17)	82.60	9.0
Nonvested - December 31, 2023	19,777	$75.20	8.0

2024 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2024	38,840	$74.80	8.0	$-
Granted	273,755	50.53	9.3	-
Exercised	-	-	-	-
Forfeited	(493)	72.24	8.2	-
Balance Outstanding - December 31, 2024	312,102	$53.51	9.0	$-

Exercisable - December 31, 2024	229,405	$62.96	8.9	$-

2024 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2024	19,777	$75.20	8.0
Granted	273,755	50.53	9.3
Vested	(210,342)	62.96	8.9
Forfeited/expired	(493)	72.24	8.2
Nonvested - December 31, 2024	82,697	$27.29	9.3

As part of the merger all vested options as of August 25, 2023 totaling 15,545 were converted on a cashless basis into 9,919 shares of common stock.

As of December 31, 2024, total unrecognized compensation cost related to unvested stock options was approximately $1.4 million.

Restricted Stock Compensation

In April 2023, the Company’s Board of Directors approved compensation for its Board Members and Committee Members for the year ended December 31, 2023. On an annual basis equivalent, Board Members are compensated $60,000, with additional compensation of $5,000 for being a Committee Member and an additional $5,000 for being a Chair of a Committee and $20,000 for being the Board Chair. Compensation is to be paid quarterly in arrears at the closing stock price of the last trading day of the quarter. The Company has recorded an expense of $384,889 and  $394,168 for the years ended December 31, 2024 and 2023 respectively.

On January 3, 2023 the board approved 200,000 shares of restricted stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

In April 2023, the Company’s Board of Directors approved the granting of 4,064 restricted shares of common stock for employee performance related to 2022 performance with a fair value of $312,761.

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

During the year ended December 31, 2024 the Company issued 788,554 Common Stock Warrants.

In May 2023, the Company entered into amendments with certain warrant holders whose warrants contained down round provisions and modified these warrants to remove such provisions from inception. As such the number and exercise of these warrants are set back to their original values as originally intended by the parties.

During the year ended December 31, 2023, the Company issued 2,257 Common Stock Warrants.

As part of the Merger, all outstanding warrants as of August 25, 2023 totaling 18,419 were converted on a cashless basis into 5,866 shares of common stock. As of December 31, 2024, the number of shares issuable upon exercise of the Common Stock Warrants was 790,811 shares.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value

Outstanding - December 31, 2022	51,398	$77.66	3.45	$-
Granted	2,257	41.80	5.00
Additions including Down Round feature	(18,419)	77.60	2.78	-
Forfeited/expired	(32,979)	77.60	2.78	-
Outstanding - December 31, 2023	2,257	41.80	4.80
Granted	572,482	2.98	4.58	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding - December 31, 2024	574,739	$3.13	4.58	$-

Preferred Stock Warrants

As part of the Merger, the Company assumed the following preferred stock warrants:

$2.00 Convertible Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	-	$-	-	-
Granted	600,000	2.00	10.0	-
Exercised	(174,200)	2.00	9.8	-
Expired	-	-	-	-
Outstanding – December 31, 2023	425,800	2.00	9.7	$-
Granted	-	-	-	-
Exercised	(252,300)	2.00	8.7	-
Expired	-	-	-	-
Outstanding – December 31, 2024	173,500	$2.00	8.7	$-

During 2023 there was a modification of the $2.00 warrant agreements which were issued in conjunction with the merger and classified as a derivative liability in the amount of $1,987,460. In September 2023 the warrants were modified and as a result are no longer considered a derivative liability and classified as equity.

$11.50 Convertible Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022		$-		-
Granted	10,122,313	11.50	10	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – December 31, 2023	10,122,313	11.50	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – December 31, 2024	10,122,313	$11.50	8.7	$-

$15.00 Preferred Stock Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022		$-		-
Granted	1,000,000	15.00	10	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – December 31, 2023	1,000,000	15.00	9.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding – December 31, 2024	1,000,000	$15.00	8.7	$-

Equity Line of Credit

In January 2021 Old iCore and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 shares of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weighted average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 419 shares of common stock as a commitment fee. In January 2022 the Company exercised this equity line of credit of an aggregate amount of $350,000 in exchange for 7,914 shares of common stock. The balance available as of December 31, 2022, to draw on the equity line of credit after the draw was $4,650,000. This line expired in January 2023.

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

As consideration for Arena’s irrevocable commitment to purchase Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company agreed to issue a total of  14,563 shares of Common Stock equaling $600,000 (the “Commitment Fee Shares”) based on a price per share equal to the simple average daily VWAP of the Common Stock during the ten trading days immediately preceding the date on which the SEC declares the Registration Statement effective.

As of December 31, 2023, the Company exercised this equity line of credit of an aggregate amount of $2,940,985 in exchange for 65,438 shares of Common Stock. The balance available as of December 31, 2023, to draw on the equity line of credit after the draw was $37,059,015 and is subject to shareholder approval for the issuance of additional shares.

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

On August 16, 2024, the Company executed a Registration Rights Agreement with Clearthink (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement within 30 days registering the shares of Company common stock issuable pursuant to the Strata Agreement. The registration was filed in September 2024 and deemed effective October 21, 2024.

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

The purchase price of the shares of common stock will be equal shall equal 80% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded under $0.01 per share and 85% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded between $0.01 to $0.03 and 88% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded between $0.03 - $0.05 and 90% of the average of the two lowest daily volume-weighted average prices if the Company’s common stock is traded over $0.05 during the five trading days preceding the purchase date.

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

As consideration for Clearthink’s irrevocable commitment to purchase common stock upon the terms of and subject to satisfaction of the conditions set forth in the Strata Agreement, upon execution of the Strata Agreement, the Company agreed to issue a total of 15,000 shares of common stock with a value of $156,030 (the “Commitment Fee Shares”) to Clearthink.

On December 5, 2024, this agreement was terminated.

On December 5, 2024, the Company entered into an Equity Purchase Agreement with Crom Structured Opportunities Fund I, LP (“Crom”) (the “Equity Purchase Agreement”). Pursuant to the Equity Purchase Agreement, Crom has committed to purchase up to $20.0 million (the “Commitment Amount”) of Company common stock, at the Company’s direction from time to time, subject to the satisfaction of the conditions in the Equity Purchase Agreement. Such sales of common stock, if any, will be subject to certain limitations, and may occur from time to time at the Company’s sole discretion over a 24-month period. As of December 31, 2024, the Equity Purchase Agreement had not be utilized.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,	December 31,
	2024	2023

Furniture and fixtures	$90,969	$92,821
Leasehold improvements	42,493	42,493
Equipment	22,240	22,240
Vehicles	-	-
Computer software	124,701	124,702
	280,403	282,256
Less accumulated depreciation	(106,792)	(79,835)
	$173,611	$202,421

Depreciation expense on property and equipment for the years ended December 31, 2024 and 2023, were $26,957 and $17,429, respectively. In 2023 the Company sold its vehicles for a gain of $13,778 and a recovery of depreciation expense of $17,778.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table sets forth the changes in the carrying amount of goodwill for the year ended December 31, 2024 and 2023:

Total
Balance at December 31, 2022	$1,484,966
2023 activity	-
Balance at December 31, 2023	1,484,966
2024 activity	-
Balance at December 31, 2024	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2024 and 2023:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets at January 1, 2023
Capitalized software	$3,741,511	$-	$(2,838,099)	$903,412
Customer relationships	5,272,578	(105,676)	(2,186,490)	2,980,412
Acquired technology	1,527,186	-	(1,527,186)	-
Total definite-lived intangible assets at December 31, 2023	$10,541,275	$(105,676)	$(6,551,775)	$3,883,824
Capitalized software	$5,144,589	$-	$(3,464,974)	$1,679,615
Customer relationships	4,183,037	(908,000)	(3,111,022)	164,015
Acquired technology	8,675,269	(5,723,862)	(2,951,407)	-
Total definite-lived intangible assets at December 31, 2024	$18,002,895	$(6,631,862)	$(9,527,403)	$1,843,630

The Company sold as part of the Asset Purchase Agreement for it Managed IT Services, net customer relationships of $1,013,865.

Amortization expense of intangible assets was $2,975,628 and $1,257,534, respectively, for the years ended December 31, 2024 and 2023. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization period
Capitalized software	2.2 years
Customer relationships	3.7 years
Acquired technology	0.0 years

As of December 31, 2024, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

Estimated
2025	$823,299
2026	$808,299
2027	$190,744
2028	$21,289
2029	$-

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

In November 2024, the Company elected to convert the FPA Series A Preferred Shares into Common Stock on its agreed upon one for one basis resulting in 53,771 Common Stock being issued and 1,075,403 Series A Shares being cancelled.

The FPA was extinguished in March of 2025 (refer to Note 18). The Company received $7,000 for the cancellation of the agreement.

8. DEBT

		December 31,	December 31,
		2024	2023
(1)	Convertible Note bearing interest at 12%, due July 31, 2024	$-	$473,743
(1)	Convertible Promissory Note bearing interest at 12%, due August 1, 2025	479,149	-
(1)	Convertible Promissory Note bearing interest at 12%, due August 1, 2025	425,907	-
(2)	Note bearing interest at 18% due October 1, 2026	18,202	27,540
(3)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,786,437	1,988,793
(4)	Promissory Note bearing interest at 12%, due October 31, 2023	-	38,609
(5)	Convertible Note bearing interest at 12% due October 31, 2024	-	388,380
(5)	Convertible Note bearing interest at 12%, due December 28, 2024	-	114,781
(6)	Convertible Note bearing interest at 12%, due October 31, 2024	-	569,391
(6)	Convertible Note bearing interest at 12%, due December 18, 2024	-	574,961
(6)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	221,041	-
(6)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	1,136,272	-
(7)	Convertible Note bearing interest at 12%, due March 19, 2025	-	80,722
(7)	Convertible Promissory Note bearing interest at 12%, due March 19, 2025	78,709	-
(8)	Convertible Note bearing interest at 12%, due March 19, 2025	-	80,509
(8)	Convertible Promissory Note bearing interest at 12%, due March 19, 2025	78,709	-
(9)	Promissory Note bearing interest at 15%, due December 26, 2024	2,199,692	2,000,000
(10)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	55,623	-
(11)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	5,562	-
(12)	Convertible Note bearing interest at 16%, due February 26, 2025	731,967	-
(12)	Convertible Note bearing interest at 12%, due July 30, 2025	2,922	-
(12)	Convertible Note bearing interest at 16%, due December 3, 2025	277,110	-
(12)	Convertible Note bearing interest at 16%, due December 3, 2025	277,110	-
(13)	Promissory Note bearing interest at 12%, due February 14, 2025	55,614	-
(13)	Promissory Note bearing interest at 12%, due July 15, 2025	133,306	-
(14)	Convertible Promissory Note bearing interest at 12%, due August 1, 2027	820,295	-
(15)	Convertible Promissory Note bearing interest at 12%, due September 30, 2025	113,942	-
(15)	Convertible Promissory Note bearing interest at 12%, due November, 2025	111,881	-
	Total notes payable	9,009,450	6,337,429
	Less: Unamortized debt discounts	(94,037)	-
	Less: unamortized financing costs	(1,722,238)	(196,837)
	Total notes payable, net of financing costs	7,193,175	6,140,592
	Less current maturities	(5,352,256)	(4,720,455)
	Total Long-Term Debt	$1,840,919	$1,420,137

F-28

1.

On February 9, 2024, the Company issued a convertible note and entered into a securities purchase agreement with an investor with an effective date of December 29, 2023, pursuant to which the Company in principal amount of $473,743 in exchange for the conversion of a payable in the amount of $473,743. The maturity of the convertible note is June 1, 2024 and carries an interest rate of 12% per annum and is convertible into Company common stock at a conversion rate equal to 100% of the closing price of the Company’s common stock on December 29, 2023. At maturity this note was reissued under the existing terms with a maturity date of July 31, 2024 in addition the Company issued 3,735 restricted common stock at maturity. The value of the Common Stock was deemed to be $37,338 and was expensed on issuance. On maturity this note was extended under the same terms to July 31, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into securities purchase agreement with the note holders whose debt had matured as of July 31, 2024 totaling $507,060 inclusive of all unamortized OID, accrued interest and outstanding principal. The parties entered into a new convertible promissory note with a maturity date of August 1, 2025. The note is convertible at $10.60 with a mandatory conversion if the Company’s stock price is $13.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The note carries an interest rate of 12% per annum with all interest and principal due at maturity. The note is subordinated to the Company’s senior lenders.

On June 1, 2024, the Company issued a convertible note and entered into a securities purchase agreement with another related investor, pursuant to which the Company in principal amount of $397,622 in exchange for the conversion of a payable in the amount of $397,622. The maturity of convertible note is July 31, 2024 and carries an interest rate of 12% per annum and is convertible into Company common stock at a conversion rate equal to 100% of the closing price of the Company’s common stock on June 1, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into securities purchase agreement with the note holders whose debt had matured as of July 31, 2024 totaling $405,636 inclusive of all unamortized OID, accrued interest and outstanding principal. The parties entered into a new convertible promissory note with a maturity date of August 1, 2025. The note is convertible at $10.60 with a mandatory conversion if the Company’s stock price is $13.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The note carries an interest rate of 12% per annum with all interest and principal due at maturity. The note is subordinated to the Company’s senior lenders.

2.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

3.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. On February 12, 2024, the Company entered into a Forbearance Agreement with an effective date of December 31, 2023 whereby the Company agreed to make $300,000 payment to cure certain defaults under the original Loan Agreement. In addition, the Company agreed to increase the default rate of interest in the Loan Agreement, report certain financial and cash metrics on a weekly basis, budgetary updates as well as pay down of balance of 10% of all financing raised over $500,000, in exchange for interest only payments until July 2024 and waiver of all covenants. The Company has obtained an additional waiver until December 31, 2024.

F-29

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

5.

In October 2023, the Company entered into a promissory note for $350,000. The maturity of the Promissory Note is May 13, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $37.00 per share. In conjunction with the Promissory Note, the Company also issued a five-year warrant to purchase 1,225 shares of Company common stock with an exercise price of $40.80. The value of the warrants was $13,498 as determined by a Black-Scholes calculation is separated from the value of the note and expensed equally over the term of the note as a financing fee. At maturity this note was extended under existing terms till July 31, 2024 in addition the Company will issue 2,577 restricted common stock at maturity. The value of the Common Stock was deemed to be $21,640 and was expensed on issuance. On August 13, 2024, with an effective date of August 1, 2024, the Company entered into an extension of the term of the note to October 31, 2024 under the same terms and conditions.  In November 2024 the holder exercised their option to convert their note and converted $396,258 representing all principal and interest into 37,208 shares of common stock. The promissory note was subordinated to the Company’s senior lenders.

On December 28, 2023, the Company entered into a securities purchase agreement with the existing investor, pursuant to which the Company issued the investor a convertible note in principal amount of $100,000. The maturity of the convertible note is December 28, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $26.20 or $31.40 for the share price of conversion. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d). The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d), such approval was obtained on May 31, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $118,425 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. In November 2024 the holder exercised their option to convert their note and converted $122,669 representing all principal and interest into 7,667 shares of common stock. The promissory note is subordinated to the Company’s senior lenders.

6.

In October 2023, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a Convertible Promissory Note in principal amount of $500,000. The maturity of the Convertible Promissory Note is October 31, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $31.60 or $38.00.

In December 2023, the Company entered into a securities purchase agreement with the existing investor, pursuant to which the Company issued the investor a convertible note in principal amount of $500,000. The maturity of the convertible note is December 18, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $46.20 or $55.40 for the share price of conversion.

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into exchange agreements and convertible promissory notes with the note holder whose debt matured after July 31, 2024 totaling $1,082,192 inclusive of all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity.

On April 2, 2024 the Company entered into a promissory note in the principal amount of $200,000 with the existing investor. The maturity of the promissory note is June 30, 2024 and carries an interest rate of 16% per annum with interest and principal due at maturity. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $210,521 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory notes are subordinate to the Company’s senior lenders.

7.

In December 2023, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible note in principal amount of $70,000. The maturity of the convertible note is December 19, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $33.80 or $40.56 for the share price of conversion. At maturity, the note was extended on the same terms until March 19, 2025. The promissory note is subordinated to the Company’s senior lender.

8.

In December 2023, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible note in principal amount of $70,000. The maturity of the convertible note is December 19, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance which was $33.80 or $40.56 for the share price of conversion. At maturity, the note was extended on the same terms until March 19, 2025. The promissory note is subordinated to the Company’s senior lender.

F-30

9.

In December 2023, the Company issued a subordinated note to a service provider in principal amount of $2,000,000 in exchange for conversion of an account payable in the amount of $2,000,000. The maturity of the subordinated note is December 26, 2024 and carries an interest rate of 15% per annum and is to be paid in interest only installments for three months followed with a ballon payment in month four and then a combination of principal and interest payments for the remaining term. The note is secured by the assets of the Company and is junior to the security interest of the Company’s senior lender. As part of the note payable the Company agreed to purchase investor relation consulting services totaling $200,000 payable in quarterly installments beginning in January 2024. The Company was not incompliance with certain provisions of the loan as of December 31, 2024 and has disputed the amounts owed.

10.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $50,000 in exchange for $50,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws. . On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $52,975 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory note is subordinated to the Company’s senior lender.

11.

On February 1, 2024, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued the investor a convertible note in principal amount of $5,000 in exchange for $5,000. The maturity of the convertible note is February 1, 2025 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. The convertible note is being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws. . On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $5,298 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory note is subordinated to the Company’s senior lender.

F-31

12.

On February 26, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible notes in the aggregate principal amount of up to $2,375,000. The Purchase Agreement contemplates funding of the investment across two tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $1,375,000 will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $1,250,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), the Company will also issue the Investors 4,259 shares of Company common stock (the “Commitment Shares”). Subject to satisfying the conditions discussed below, the Company has the right under the Purchase Agreement, but not the obligation, to require that the Investors purchase additional Notes at one additional closing. Upon notice, the Company may require that the Investors purchase an additional aggregate principal amount of $1,100,000 of Notes, in exchange for aggregate gross proceeds of $1,000,000, if, among other items, (i) the Registration Statement (as described below) is effective; and (ii) the Shareholder Approval (as described below) has been obtained. The Notes will mature 12 months from their respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Notes will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. Each holder of Notes may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $36.96 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion.

On April 26, 2024, the Company and the Investors entered into an amendment to the Purchase Agreements (the “Amendment”) and related transaction documents, pursuant to which the terms of the Financing were amended. The amended terms include, but are not limited to, an increase in the total amount of the Notes issuable under the Financing to an aggregate principal amount of up to $8,250,000. Pursuant to the Amendment, the Company has the right to provide the Note holders a notice that permits the holders to voluntarily convert the Notes at any time at the Market Price (defined below) on the date of conversion (such notice “Voluntary Conversion Notice”) with no floor price.

On July 31, 2024, a second closing occurred (the “Second Closing”), pursuant to which an aggregate principal amount of $384,406 of Notes (the “July Notes”) was issued in exchange for aggregate gross proceeds of $349,460, representing an original issue discount of 10%. On such date (the “Second Closing Date”), the Company also issued the Investors 2,537 shares of Company common stock (the “Second Commitment Shares”). The Notes will mature 12 months from their respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Notes will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default (See “— Events of Default” below). Each holder of Notes may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $15.40 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Notwithstanding the foregoing, on July 31, 2024, the Company provided the holders of all of the Notes a Voluntary Conversion Notice and accordingly, the Notes may be converted by the holders at any time at the Market Price (defined below) with no floor price. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion (the “Market Price”). The Notes contain standard and customary events of defaults (each, an “Event of Default”), including but not limited: (i) failure to pay to the holder any amounts when due; iii) the failure to timely file or make effective the Registration Statement (as described below) pursuant to the Registration Rights Agreement, (iii) the failure to obtain Shareholder Approval (as described below), and (iv) bankruptcy or insolvency of the Company. The Notes prohibit the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or the Company’s successor) assumes in writing all of the obligations under the Notes and the other transaction documents in the Financing. In addition, if such event occurs then the holder of the Note shall have the right to (i) be repaid the full amount owed under the Note and (ii) receive upon conversion of all or any portion of the Note such stock, securities or assets which the holder would have been entitled to receive in such transaction had the Note been converted immediately prior to such transaction (without regard to any limitations on conversion set forth herein).

F-32

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

On July 31, 2024, the Company and the Investors entered into a waiver agreement pursuant to which the Investors agreed to waive certain events of default under the Notes related to the Company’s failure to file its Form 10-K on a timely basis and delays in registering the resale of the common stock underlying the Notes issued in February 2024. In consideration for the waiver, the Company issued the investors warrants to purchase an aggregate of 84,028 shares (the “Warrants”). In compliance with Nasdaq Listing Rule 5635(d), the Company is not able to issue any shares of common stock upon exercise of the Warrants if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock which the Company may without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market. The Company obtained shareholder approval for such transaction on September 16, 2024.

Each Warrant has an initial exercise price per share equal to $18.00. The Warrants are immediately exercisable and will expire on the five-year anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our shares of common stock and the exercise price. Subject to certain exemptions outlined in the Warrant, for the life of the Warrant, if the Company sells or issues any common stock or convertible security, at an effective price per share less than the exercise price of the Warrant then in effect (a “Dilutive Issuance”), the exercise price of the Warrant will be reduced to the price per share in the Dilutive Issuance and the number of shares issuable upon exercise of the Warrant shall be proportionally adjusted so that the aggregate exercise price of the Warrant shall remain unchanged; provided that the exercise price of the Warrants may not be lowered below $2.70 per share. A holder (together with its affiliates) may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding shares of common stock immediately after exercise. If at the time a holder exercises its Warrants, a registration statement registering the resale of the shares of common stock underlying the Warrants under the Securities Act is not then effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Warrants. The registration statement for the resale of the common stock underlying the warrants went effective on October 23, 2024. The warrants were initially valued using Black Scholes and then fair valued at each reporting period using the Black Scholes model.

F-33

On December 6, 2024, a third closing occurred (the “Third Closing”), pursuant to which an aggregate principal amount of $550,000 of Notes (the “December Notes”) was issued in exchange for aggregate gross proceeds of $500,000, representing an original issue discount of 10%. On such date (the “Third Closing Date”), the Company also issue the Investors 14,672 shares of Company common stock (the “Third Commitment Shares”). The Notes will mature 12 months from their respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the six-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Notes will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will not accrue additional interest during the term; provided that the interest rate of the Notes will automatically increase to 16% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default (See “— Events of Default” below). Each holder of Notes may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $4.176 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Notwithstanding the foregoing, on December 5, 2024, the Company provided the holders of all of the Notes a Voluntary Conversion Notice and accordingly, the Notes may be converted by the holders at any time at the Market Price (defined below). With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. If the Company fails to make any Amortization Payments when due, then each holder may alternatively elect to convert all or any portion of such holder’s Notes at a conversion price equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the common stock during the five (5) consecutive trading days immediately prior to such conversion (the “Market Price”). The Notes contain standard and customary events of defaults (each, an “Event of Default”), including but not limited: (i) failure to pay to the holder any amounts when due; iii) the failure to timely file or make effective the Registration Statement (as described below) pursuant to the Registration Rights Agreement, (iii) the failure to obtain Shareholder Approval (as described below), and (iv) bankruptcy or insolvency of the Company. The Notes prohibit the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or the Company’s successor) assumes in writing all of the obligations under the Notes and the other transaction documents in the Financing. In addition, if such event occurs then the holder of the Note shall have the right to (i) be repaid the full amount owed under the Note and (ii) receive upon conversion of all or any portion of the Note such stock, securities or assets which the holder would have been entitled to receive in such transaction had the Note been converted immediately prior to such transaction (without regard to any limitations on conversion set forth herein).

During the year the holders converted a total of $1,188,925 in principal and interest into 342,682 shares of common stock. The Company obtained waivers from its lenders with respect to defaults on covenants related to financial restatement of its Form 10Q for the three and nine months ended September 30, 2024 as outlined in Note 17.

F-34

13.

On May 14, 2024, The Company executed a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible note in the aggregate principal amount of $178,250. The Note will mature 11 months from the respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the one-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/10th of the principal amount of the Note per month (the “Amortization Payments”). The Note will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will accrue 12% interest during the term; provided that the interest rate of the Notes will automatically increase to 22% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. The Note may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $10.00 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions in the event of default only. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

On September 4, 2024 the Company issued a second securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible note in the aggregate principal amount of $127,200. The Note will mature 12 months from the respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the sixth-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/6th of the principal amount of the Note per month (the “Amortization Payments”). The Note will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Notes were issued with an original issue discount of 10.0% per annum, and will accrue 12% interest during the term; provided that the interest rate of the Notes will automatically increase to 22% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. The Note may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $10.00 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions in the event of default only. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

The Company obtained waiver from its lender with respect to defaults on covenants related to financial restatement of its Form 10Q for the three and nine months ended September 30, 2024 as outlined in Note 17 and the untimely filing of its Form 10-K for the year ended December 31, 2024 and its Form 10-Q for the three months ended March 31, 2025.

14.

On May 22, 2024, iCoreConnect, Inc. (the “Company”) issued an unsecured note in the aggregate principal amount of $500,000 (the “Note”) to a single lender. The Note matures on November 15, 2025 (the “Maturity Date”), unless earlier repaid. On the Maturity Date, all principal and interest will be due along with an origination amount of $65,000. Commencing November 15, 2024, interest will accrue on the outstanding principal and the origination amount at the rate of 15% per annum; provided that the interest rate will automatically increase by 1.5% per month, compounded monthly upon the occurrence of an event of default. If the Company completes a transaction or series of related transactions pursuant to which a material portion of the Company’s outstanding debt is paid, refinanced, recapitalized, compromised, or otherwise satisfied, then all amounts under the Note will become immediately due and payable. If the Company does not repay the Note, including the origination amount, prior to November 15, 2024, the Company shall be required to issue the lender 11,250 shares of Company common stock (the “Rollover Shares”). The Note contains standard and customary events of defaults, including but not limited: (i) failure to pay to the holder any amounts when due; (ii) the failure to pay when due any other debts of the Company, and (iii) bankruptcy or insolvency of the Company. The promissory note is subordinated to the Company’s senior lenders.

On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an exchange agreement and new convertible promissory note with the holder totaling $781,253 inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory notes are subordinated to the Company’s senior lenders.

F-35

15.

On September 13, 2024 the Company executed a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investor agreed to purchase from the Company unsecured convertible notes in the aggregate principal amount of $220,000. At closing an aggregate principal amount of $110,000 will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $100,000, representing an original issue discount of 10%. The Note will mature 12 months from its respective issuance date (the “Maturity Date”), unless earlier converted with all principal and interest due at maturity. The holder of Note may convert all, or any part, of the outstanding Note, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $10.60 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

On November 9, 2024, pursuant to the terms and conditions of the Purchase Agreement, the Investor issued its second unsecured convertible notes in the aggregate principal amount of $110,000 for aggregate gross proceeds of $100,000, representing an original issue discount of 10%. The Note will mature 12 months from its respective issuance date (the “Maturity Date”), unless earlier converted with all principal and interest due at maturity. The holder of Note may convert all, or any part, of the outstanding Note, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $10.60 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. With limited exceptions, if the Company at any time while a Note is outstanding, issues any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

The Company obtained waivers from its lenders with respect to defaults on covenants related to financial restatement of its Form 10Q for the three and nine months ended September 30, 2024 as outlined in Note 17.

9. DEIVATIVE LIABILITIES

On July 31, 2024 the Company entered into a waivers related to certain conditions as part of two notes issued in February 2024 and the Company issued warrants as consideration for these waivers.

The warrants associated with the waiver are subject to anti-dilution adjustments outlined in the warrants. In accordance with FASB ASC 815, the warrants along all future warrants and all convertible features of convertible debt issued from February 2024 were classified as liabilities. In addition, the warrants and convertible features must be valued every reporting period and adjust to market with the increase or decrease being adjusted through earnings. As of December 31, 204 and December 31, 2023 the fair value of these liabilities was $1,726,251 and nil respectively.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Liabilities

For purposes of determining whether certain instruments are derivatives for accounting treatment, the Company follows the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of beneficial conversion features	$-	$-	$455,170	$455,170
Derivative liability related to fair value of Warrants	-	-	1,271,081	1,271,081
	-	-
Total	$-	$-	$1,726,251	$1,726,251

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance at January 1, 2024	$-
Beneficial conversion features Q1	381,929
Warrants Q1	82,398
Beneficial conversion features Q2	42,898
Warrants Q2	(36,919)
Beneficial conversion features Q3	825,546
Warrants Q3	818,979
Beneficial conversion features Q4	(795,203)
Warrants Q4	406,623
Balance at December 31, 2024	$1,726,251

As of December 31, 2024, the beneficial conversion feature of convertible debt is treated as an embedded derivative liability and changes in the fair value were recognized in earnings. The convertible debt are convertible into shares of the Company’s common stock, which did traded in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$2.50
Intrinsic value of conversion option per share	$-

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2024.

As of December 31, 2024, the Company’s outstanding warrants and conversion features were treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the Company's convertible debt features were fair valued using a Monte Carlo Simulation with the following assumptions:

Annual Dividend Yield	0%
Expected Life (Years)	0.8 - 3.0
Risk-Free Interest Rate	3.41% - 5.93%
Expected Volatility	66.26% - 238.80%

Expected volatility was based primarily on historical volatility of a basket of similar sized public entities in the healthcare information space given the Company did not have sufficient trading history to determine volatility beyond 2 years. Historical volatility was computed using daily pricing observations for recent periods of the basket. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company had no reason to believe future volatility over the expected remaining life was likely to differ materially from historical volatility. The expected life was based on the remaining contractual term of the warrants and convertible debt. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

11. INCOME TAXES

The Company has incurred net losses since inception. As of December 31, 2024, the Company had cumulative federal net operating loss carryforwards of approximately $37,278,000 which are available to be carried forward indefinitely and federal net operating loss carryforwards of approximately $63,466,000 which at the latter date may be carried forward for tax years ending through December 31, 2038. As of December 31, 2024, the Company had cumulative state net operating loss carryforward of approximately $30,000,000 which will begin expiring in 2032 if not utilized prior to then. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred taxes comprise the following as of December 31, 2024 and 2023:

	2024	2023

Net Operating Losses	$21,828,000	$19,676,000
Intangible assets	2,597,000	926,000
Stock-based compensation-nonqualified	433,000	433,000
Property and equipment	(22,000)	(12,000)
Allowance for bad debts	35,000	25,000
Forward purchase agreement	980,000	562,000
Organizational costs	224,000	224,000
ROU lease liability	228,000	289,000
Net Deferred Tax Asset	26,303,000	22,123,000

ROU lease asset	(212,000)	(273,000)
Total Deferred Tax Liability	(212,000)	(273,000)

Valuation Allowance	$(26,091,000)	$(21,850,000)

Reconciliation of the effective income tax rate to the federal statutory rate:
Federal Income Tax Rate	21%	21%
Permanent Differences	(7)%	(3)%
State Taxes, net	0%	0%
Cumulative adjustments	1%	23%
Change in valuation allowance including the effect of the rate change	(13)%	(41)%
Effective income tax rate	0%	0%

12. CONCENTRATION OF CREDIT RISK

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

The Company has no significant customers (greater than 10% of total revenue) in its 2024 and 2023 revenue. The Company has accounts receivable concentration with one customer in 2024 representing 26% and two customers with concentrations of 12% and 7% respectively of total accounts receivables outstanding as of December 31, 2024 and with one customer representing 25% and two customers with concentrations of 12% and 11% respectively of total accounts receivables outstanding as of December 31, 2023.

13. COMMITMENTS AND CONTINGENCIES

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

The Company signed a three-year lease agreement for approximately 2,100 square feet of office space located in Concord, NC on July 16, 2020. In August 2023 and then in August 2024, the Company extended its lease for another year on similar terms and conditions as its current lease. This lease was assigned to the purchaser of the Managed IT Service assets on October 1, 2024.

With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021, for an office in Scottsdale, AZ.  In May 2023, the Company extended its lease for an additional 24 months for this location beginning July 1, 2023 under similar terms and conditions as its current lease. This lease was renewed for another year on similar terms in 2024 and was assigned to the purchaser of the Managed IT Service assets on October 1, 2024.

As of December 31, 2024, undiscounted future lease obligations for the office space are as follows:

Lease Commitments
as of December 31, 2024
Less than 1 year	1-3 years	3-5 years	Total
$345,516	$802,945	$-	$1,148,461

Lease costs for the year ended December 31, 2023 were $347,910 and cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023 were $40,412. As of December 31, 2023, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,148,461
Less: Imputed Interest	(209,408)
Lease liabilities	$939,053

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

14. ACQUISITIONS AND DIVESTITURES

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

Preferred Dental Development, LLC (“Preferred Dental”)

On September 1, 2023, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Preferred Dental Development, LLC (the “Seller”). The Seller was engaged in the business of providing dental billing and claims services. Pursuant to the Agreement, the Company purchased the assets of the Seller utilized in the Seller’s business. As consideration for the acquired assets: (i) the Company issued a note to the Seller in the amount of $1,200,000, and (ii) the Company issued to Seller $400,000 worth of shares of Company common stock at $200.00 per share totaling 2,000 shares.

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

Pursuant to the guidance in FASB ASC Topic 805, Business Combinations, the Company calculated the estimated fair value of the acquired customer relationships using the discounted cash flow approach. The key assumptions and inputs into the cash flow model used were: (1) an annual customer attrition rate of 5%, (2) a gross margin percentage of 37%, (3) a tax rate of 25.50% and (4) a discount rate of 12%

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of the dates detailed in the table:

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

Divestiture of Assets

On October 1, 2024 the Company entered into an Asset Purchase Agreement (“APA”) pursuant to which the Company sold capital assets and customer contracts of its Managed IT Services (MSP and MSaaS) product offering to a Purchaser for approximately $2.02 million plus the right to receive an Earnout Payment of up to $224,334 upon certain retention of revenue thresholds. The Company recorded a gain on sale in the amount of $980,197.

15. RELATED PARTY TRANSACTIONS

		December 31,	December 31,
		2024	2023
(2)	Related Party Promissory Note bearing interest at 18%, due January 31, 2025	$309,141	$249,855
(1)	Related Party Promissory Note bearing interest at 12%, due July 31, 2024	-	225,797
(1)	Related Party Promissory Note bearing interest at 12%, due July 31, 2024	-	96,753
(1)	Related Party Promissory Note bearing interest at 16%, due January 31, 2025	288,959	-
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due August 1, 2027	108,645	-
(1)	Related Party Convertible Promissory Note bearing interest at 12%, due August 1, 2027	224,692
	Total notes payable	931,437	572,405
	Less: Unamortized debt discounts	-	-
	Less: unamortized financing costs	(195,117)	(21,431)
	Total notes payable, net of financing costs	736,320	550,974
	Less current maturities	(591,407)	(550,974)
	Total Long-Term Debt	$154,913	$-

1.

In October 2023 the Company entered into two separate new notes with a related party; (a) $200,000 Promissory Note with 12% interest per annum which shall be paid on the maturity date which is December 31, 2023. In conjunction with the issuance of the Promissory Note, the Company also issued the investor a five-year warrant (the “Warrant”) to purchase 700 shares of Company common stock with an exercise price of $43.00 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance; (b) the Company issued the investor a convertible promissory note in principal amount of $94,685.91 The maturity of the Convertible Promissory Note is May 26, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $36.00 per share, which was the closing price of the Company’s common stock on the date of issuance. In conjunction with the Convertible Promissory Note, the Company also issued the investor 6,629 shares of Company common stock and a five-year warrant to purchase 6,629 shares of Company common stock with an exercise price of $2.15 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d) which was obtained on May 31, 2024. The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d) which was obtained on May 31, 2024. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a convertible note in the principal amount of $200,000 in exchange for $200,000. The maturity of the convertible note is April 30, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 1,500 shares of our common stock with an exercise price of $30.00. At maturity these notes were reissued under the same terms for a maturity date of July 31, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an new convertible promissory notes $103,475 and $213,998 respectively, inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory notes are subordinated to the Company’s senior lenders.

2.

In June 2023 the Company entered into a promissory note with an entity controlled by its Chief Executive Officer, a related party. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000 and matures on December 31, 2023. The Note carries an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $149.00 at the sole discretion of the issuer. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a promissory note in the principal amount of $260,000 in exchange for $260,000. The maturity of the promissory note is April 30, 2024 and carries an interest rate of 20% per annum. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 1,950 shares of our common stock with an exercise price of $30.00. On maturity this note was extended on the same terms until May 1, 2024. On May 13, 2024, the Company entered into a Note Amendment with an extension of a Convertible Promissory Note in the original amount of $350,000 with an original maturity date of May 13, 2024 to be extended to July 31, 2024. In consideration for the extension the Company issued the holder 2,577 restricted shares of common stock at maturity. The shares are subject to the Company’s ability to issue such shares in compliance with Nasdaq Listing Rule 5635(d) which will require the approval by the Company’s shareholders of certain proposals to be considered at the Company’s 2024 Annual Meeting to be held on May 31, 2024. To the extent the Company is unable to issue the shares in compliance with Nasdaq Listing Rule 5635(d), the Company’s obligation to issue the shares shall be tolled until such time as the Company is able to issue such shares. At maturity this note was reissued under the same terms to July 31, 2024. At maturity this note was reissued under the same terms to September 30, 2024. At maturity the note was reissued under the same terms and the Company issued the investor a five-year warrant to purchase 4,322 shares of our common stock with an exercise price of $10.65. The convertible promissory note is subordinated to the Company’s senior lenders.

16. SEGMENT REPORTING

The Company has one operating and reporting segment (iCoreConnect Inc), namely, the sales of Software as a Service. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s significant expenses reviewed by the CODM for the years ended December 31, 2024 and 2023 are as follows:

	For the Years Ended
	December 31,
	2024	2023
Revenue:
Revenue	$10,746,466	$8,151,587
Less:
Cost of revenue	(2,496,486)	(2,029,145)
Gross profit	8,249,980	6,122,442)
Less:
Selling General and Administrative:
Personnel costs	15,225,950	8,022,790
Occupancy costs	456,640	457,826
Advertising and marketing	747,023	614,061
Professional fees	2,236,918	4,413,213
Office expenses	2,026,503	1,567,006
Travel and entertainment	61,171	49,185
Total Expense:	20,754,205	15,124,081

Loss from Operations	(12,504,225)	(9,001,639

Other (expense) income, net (1)	(20,697,458)	(6,918,723)

Net Loss	$(33,201,683)	$(15,920,362)

(1)

All other items include depreciation, amortization, interest expense, financing costs, loss on sale of assets, change in fair value of forward purchase agreement, dividend expense for Series A Preferred and other non operating expenses.

17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (UNAUDITED)

In February 2024, the Company issued convertible debt with no floor which resulted in the conversion feature being deemed an embedded derivative since the issuer must determine if they have enough authorized and unissued shares to settle the potential conversion. As a result of the floorless conversion option, the debt conversion feature does not meet the scope exception under ASC 815-40 and therefore the conversion option and any related warrants must be recorded as a derivative liability. The Company adopted a sequencing policy which now requires all debt issued with warrants, conversion options and other embedded features to be recorded at fair value at each reporting period. The Company did not properly account for these instruments in its Form 10Q3 for 2024 and therefore was recorded in error.

The following table summarizes the effects of the restatement on the specific items presented in the Company’s historical unaudited interim consolidated financial statements previously included in the Company’s Quarterly Report on Form 10-Q as of and for the three and nine months ended September 2024 (unaudited):

CONSOLIDATED BALANCE SHEET

As At September 30, 2024

	As previously
	Report	Adjustment	As Restated
LIABILITIES AND STOCKHOLDERS' DEFICIT
Warrant and embedded derivative liability	$-	$344,424	$344,424
Notes payable, current portion	6,953,285	467,952	7,421,237
Total current liabilities	13,122,727	812,376	13,935,103

Warrant and embedded derivative liability, net current	-	1,770,407	1,770,407
Total long-term liabilities	4,118,567	1,770,407	5,888,974
Total liabilities	17,241,294	2,582,783	19,824,077

Stockholders' Deficit
Additional paid-in-capital	135,191,201	(649,419)	134,541,710
Accumulated deficit	(138,213,468)	(1,933,292)	(140,146,760)
Total Stockholders' deficit	(302,635)	(2,582,783)	(2,885,418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,220,659	$-	$14,220,659

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As previously			As previously
	Report	Adjustment	As Restated	Report	Adjustment	As Restated

Other income (expense)
Finance charges	$(632,800)	$(2,855,082)	$(3,487,882)	$(2,378,784)	$(2,757,636)	$(5,136,420)
Fair value change in warrants	-	732,070	732,070	-	696,072	696,072
Fair value change in embedded derivatives	-	-	-	-	128,272	128,272
Total other expenses	(3,790,464)	(2,132,011)	(5,922,475)	(8,878,856)	(1,933,292)	(10,812,148)

Net loss	(5,990,795)	(2,132,011)	(8,122,806)	(21,609,179)	(1,933,292)	(23,542,471)

Net loss attributable to common stockholders	$(6,660,327)	(2,132,011)	$(8,792,338)	(23,174,710)	(1,933,292)	$(25,108,002)

Net loss per share available to common stockholders, basic and diluted	$(0.61)		$(0.81)	$(2.22)		$(2.41)

Weighted average number of shares, basic and diluted	10,899,110		10,899,110	10,425,627		10,425,627

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

As at September 30, 2024

							Total
					Additional		Stockholders'
	Common stock		Preferred Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Previously Reported	11,836,277	$1,184	4,480,845	$448	$135,191,201	$(138,213,468)	$(3,020,635)
Restatement						(1,933,292)	(1,933,292)
Balances at September 30, 2024	11,836,277	$1,184	4,480,845	$448	$135,191,201	$(140,146,760)	$(4,953,927)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2024
	As previously
	Report	Adjustment	As Restated

Net loss	(23,174,710)	(1,933,282)	(25,108,002)
Financing Fee	2,378,783	2,757,636	5,136,419
Change in fair value of embedded derivatives	-	(128,272)	(128,272)
Change in fair value of warrants	-	(696,072)	(696,072)
Net cash used in Operating Activities	$(1,258,941)	$-	$(1,258,941)

17. SUBSEQUENT EVENTS

On January 2, 2025, The Company executed a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the terms and conditions of the Purchase Agreement, the Investors agreed to purchase from the Company unsecured convertible note in the aggregate principal amount of $149,500 in exchange for aggregate gross proceeds of $130,000, representing an original issue discount of 10%. The Note will mature 11 months from the respective issuance date (the “Maturity Date”), unless earlier converted. Commencing on the one-month anniversary of the issue date, the Company will be required to make monthly amortization payments pursuant to the Note of approximately 1/10th of the principal amount of the Note per month (the “Amortization Payments”). The Note will be the Company’s unsecured obligations and equal in right of payment with all of our other indebtedness and other indebtedness of any of our subsidiaries. The Note will accrue 12% interest during the term; provided that the interest rate of the Notes will automatically increase to 22% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. The Note may convert all, or any part, of the outstanding Notes, at any time at such holder’s option, into shares of the Company’s common stock at an initial “Conversion Price” of $10.65 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions in the event of default only. A holder shall not have the right to convert any portion of a Note to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%, or the “Maximum Percentage”, of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The promissory note is subordinated to the Company’s senior lenders.

On March 2, 2025 debt holders, who collectively owned 142,690 common stock warrants, agreed to cancel them immediately without consideration. The canceled warrants included anti-dilution provisions that could have led to an increase in the number of warrants and a reduction in the exercise price if new shares were issued at a lower price.

On March 10, 2025, iCoreConnect, Inc. (the “Company”) received notice from PIGI Solutions, LLC (the “PIGI”) that it is exercising its purported right as a secured creditor under the Uniform Commercial Code (Del. UCC § 9-613) to conduct a public auction on or after May 9, 2025, of substantially all of the Company’s personal property. PIGI claims the Company owes $2,434,243 in principal, interest, legal fees, and costs. The Company disputes the alleged indebtedness and PIGI’s right to conduct an auction of its assets. On April 4, 2025, the Company and its wholly-owned subsidiary, iCore Midco Inc., a Nevada corporation (“Midco”) filed a complaint in the United States District Court Middle District of Florida initiating a civil action against PIGI and John Schneller (the “Defendants”). In the complaint, the Company and Midco assert, among other claims, that the Defendants fraudulently induced Midco into a finder’s fee agreement, under which PIGI acted as an unregistered broker-dealer, and that the finder’s fee agreement is voidable under Section 29(b) of the Securities Exchange Act of 1934. The relief requested includes, among other things, rescission of the finder’s fee agreement and related loan documents, injunctive relief against PIGI taking any further action to enforce the finder’s fee agreement, and monetary damages. Also on April 4, 2025, along with the complaint, the Company and Midco filed an emergency motion for a temporary restraining order and for a preliminary injunction to enjoin PIGI from conducting the auction. The request for temporary restraining order was denied. The Company and PIGI are currently in settlement discussions related to the above matters, and, although there is no assurance as to the final outcome of the discussions, the Company continues to believe it will be successful in preventing the sale or disposition of its assets. PIGI has confirmed in writing that the Company has the right to satisfy the amounts claimed by PIGI and stop the auction and sale process at any time prior to closing a sale of its assets, which shall not occur prior to May 10, 2025. On May 6, 2025, the Company, Midco, the Defendants, and the bidder of the assets entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) pursuant to which the parties agreed that the Company will have the right until May 30, 2025, to effectively terminate the auction and retain control of the Company’s assets by making a payment of $3,099,747, which includes the satisfaction of amounts owed to PIGI and the payment of certain expenses related to the auction, and a payment of $50,000 to the bidder of the assets. Upon the payment of the foregoing amounts, the Company and Midco have agreed to dismiss the above lawsuit with prejudice and the parties have agreed to mutual releases. The Company expects to satisfy the payment obligations pursuant to the Settlement Agreement prior to May 30, 2025.

On March 14, 2025 the Company issued 110,389 shares of common stock for net proceeds of $36,682 related to use of its equity line of credit.

On March 19, 2025 the Company executed and Business Loan and Security Agreement (Agreement”) with a lender. Pursuant to the terms and conditions of the Agreement the Lender agreed to purchase from the Company a Secured Promissory Note in the aggregate principal amount of $525,000. The Note will mature in 28 weeks from the respective issuance date. Commencing one week anniversary of the issuance the Company will be required to make weekly amortization payments pursuant to the Note of approximately 1/28th of the total principal and interest of the Note. The Note is secured by the Company’s and its subsidiaries assets. The implied interest rate on the loan is 44% and will automatically increase by 5% on upon the occurrence and continuation of default only.

On March 19, 2025 the Company and two lenders whose notes matured March 19, 2025 extended these notes on the same terms until June 19, 2025.

On March 21, 2025 the Company and its landlord mutually agreed to cancel 2,295 square feet effective March 31, 2025 in return for $38,333 in unpaid build out fees that were being amortized over the original lease. The unpaid build out fees were converted in to a Loan Agreement, dated March 21, 2025 whereby the balance of $38,333 would be payable over three equal monthly installments beginning April 15, 2025. The Loan Agreement is securitized by the existing lease with the landlord.

On March 25, 2025 the Company exited the Forward Purchase Agreement for net proceeds of $7,200 and entered into a General Release with the Forward Purchase Agreement provider.

On April 1, 2025 the Company issued 174,611 shares of common stock for net proceeds of $402,909 related to use of its equity line of credit.

On April 10, 2025, iCoreConnect, Inc. (the “Company”) entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with Bowery Consulting Group, Inc.an institutional investor (the “Lender”). Pursuant to and under the terms of the Revolving Loan Agreement, the Company issued to the Lender a revolving note dated April 10, 2025 in the principal amount of up to $2,180,000 (the “Revolving Note” and such amount, the “Maximum Outstanding Amount”), which the Company may draw upon at its discretion from time to time (the “Financing”). Terms used herein but not defined in this Current Report on Form 8-K shall have the same meaning assigned to them in the Revolving Loan Agreement.

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full.

On the first anniversary of the Closing Date, the entire Payment Amount (or, if an Event of Default shall have previously occurred, the Default Amount) shall become due and payable (the “Maturity Date”). All outstanding Revolving Loans: (i) shall be payable in full on the Maturity Date or may be paid or pre-paid, in whole or in part, to the Lender prior to the Maturity Date, and (ii) may thereafter be borrowed or reborrowed, subject to the terms of the Revolving Loan Agreement. All payments of principal of any Revolving Loan or Revolving Loans thereunder shall be accompanied by the payment in full of all accrued and unpaid interest thereon. No Revolving Loans may be requested or made hereunder on any date that is after the tenth (10th) business day preceding the Maturity Date.

The Revolving Loan Agreement contains customary events of default. If an event of default occurs, the Lender may accelerate the indebtedness under the Revolving Loan Agreement, and an amount equal to 120% of the outstanding principal amount and accrued and unpaid interest plus other amounts, costs, expenses and/or liquidated damages due under or in respect of the Loan Documents for the Financing, if any.

The Revolving Loan Agreement also provides that from the date of the Revolving Loan Agreement until the earlier to occur of (i) the Maturity Date and (ii) the repayment in full of any Revolving Loans in the Payment Amount, the Company will use its reasonable best efforts to consummate a public offering of not less than $5,000,000 as soon as practicable.

The Revolving Loan Agreement and the Revolving Note contain negative covenants on the part of the Company and customary representations, warranties, conditions and indemnification obligations of the parties. Among other things, the Company shall not directly or indirectly, with certain exceptions: (i) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of its common stock or common stock equivalents; or (ii) incur, repay in an amount in excess of $100,000, repurchase or offer to repay, repurchase or otherwise acquire any indebtedness, or make any singular payment exceeding $25,000. In addition, the Revolving Loan Agreement provides that an Event of Default shall have occurred if any of Adam Chambers, Angel Liriano, David Piedra and/or Joseph Tung (or any of their respective replacements or successors as may be designated by the Lender) shall have been removed as a member of the Board of Directors without the prior written consent of the Lender. The Company issued 220,289 common shares as an inducement for the Revolving Loan Agreement.

On April 23, 2025 and May 15, 2025, the Company received advances from the Revolving Loan totally $306,306.

On May 7, 2025 with an effective date of January 31, 2025 the Company entered into note extension agreements with its two related parties for notes that matured on January 31, 2025 these note were reissued under the same terms to July 31, 2025. The Company issued the investors a three-year warrant to purchase a combined 60,023 shares of our common stock with an exercise price of $2.22. The notes remain subordinate to the Company’s senior lenders.

On May 15, 2025 the Company entered into an Agreement of Sale of Future Receipts (“Agreement” with a purchaser. Pursuant to the terms and conditions of the Agreement the purchaser agreed to purchase from the Company $350,000 of future receivables. The Company is obligated to repurchase $21,000 weekly for 24 weeks. The loan was personally guaranteed by the Company’s Chief Executive Officer. The implied interest rate on this product is 44% and will automatically increase by 9% on upon the occurrence and continuation of default only.

On May 20, 2025, we received a determination letter from the Panel informing us that the Panel has determined to delist our common stock from Nasdaq for failure by the Company to timely file its Form 10-K for the year ended December 31, 2024 and Form 10-Q for the quarter ended March 31, 2025. Suspension of trading of the common stock occurred at the opening of business on May 22, 2025.

During the period of January 1, 2025 to May 29, 2025, convertible note holders converted $1,493,923 of principal and interest into 2,191,430 shares of common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer, who is our principal financial and accounting officer, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 due to a material weaknesses as follows:

•	The Company lacks formal review and approval procedures, including lack of review of Service Organization Control (SOC) reports, and lack of controls over proper IT related change management, backup of data and privileged user assess.
•	Ineffective internal controls with respect to the valuation of intangible assets. Specifically, the Company's controls failed to demonstrate appropriate review over valuation methodologies, documentation, and other processes for intangible assets.
•	A lack of controls in place to correctly identify derivative liabilities as part of convertible notes, accounting implications for convertible notes with no floor, or ability to distinguish between equity or liability treatment for warrant and understand the accounting impact of instruments with down round features.
•	Lack of adequate segregation of duties over financial transaction processing and reporting due to a lack of a sufficient number of accounting personnel.
•	The Company lacks the ability to timely maintain accurate books and records, which impacts the Company's ability to file accurate financial reports in a timely manner.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications and we also plan to hire additional personnel to help provide adequate segregation of duties in the financial reporting process.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses described above.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Item 9B. Other Information.

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On April 10, 2025, the Company entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with an institutional investor (the “Lender”), which is affiliated with Adam Chambers, one of our directors. Pursuant to and under the terms of the Revolving Loan Agreement, the Company issued to the Lender a revolving note dated April 10, 2025 in the principal amount of up to $2,180,000 (the “Revolving Note” and such amount, the “Maximum Outstanding Amount”), which the Company may draw upon at its discretion from time to time (the “Financing”). The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full. On the first anniversary of the closing date, the entire Payment Amount (or, if an Event of Default shall have previously occurred, the Default Amount) shall become due and payable (the “Maturity Date”). All outstanding Revolving Loans: (i) shall be payable in full on the Maturity Date or may be paid or pre-paid, in whole or in part, to the Lender prior to the Maturity Date, and (ii) may thereafter be borrowed or reborrowed, subject to the terms of the Revolving Loan Agreement. All payments of principal of any Revolving Loan or Revolving Loans thereunder shall be accompanied by the payment in full of all accrued and unpaid interest thereon. No Revolving Loans may be requested or made hereunder on any date that is after the tenth (10th) business day preceding the Maturity Date. The Revolving Loan Agreement contains customary events of default. If an event of default occurs, the Lender may accelerate the indebtedness under the Revolving Loan Agreement, and an amount equal to 120% of the outstanding principal amount and accrued and unpaid interest plus other amounts, costs, expenses and/or liquidated damages due under or in respect of the Loan Documents for the Financing, if any. On the closing date, the Company issued to Lender a number of shares of common stock equal to 4.99% of the outstanding shares of common stock on the closing date (after giving effect to such issuance to Lender).

The Revolving Loan Agreement also provides that from the date of the Revolving Loan Agreement until the earlier to occur of (i) the Maturity Date and (ii) the repayment in full of any Revolving Loans in the Payment Amount, the Company will use its reasonable best efforts to consummate a public offering of not less than $5,000,000 as soon as practicable.

On May 21, 2025, the Company received notice from Element SaaS Finance (USA), LLC (“Element”) that it believed the fees paid in connection with the Settlement and Mutual Release Agreement (the “Settlement Agreement”) dated May 6, 2025 between the Company, PIGI Solutions, LLC (“PIGI”) and certain other parties constituted a breach by the Company of its obligations under its loan agreement with Element. Further, the notice stated that Element believed the payment of the amounts owed to PIGI by the Company pursuant to the Settlement Agreement represented an anticipatory breach of the Company’s loan documents with Element and violates Element's rights as the senior secured creditor of the Company. Element has demanded that PIGI disgorge the previously paid fees by the Company to PIGI to Element on or before Monday, June 2, 2025. If such amount is not paid to Element by June 2, 2025, Element has asserted that the loan shall be in default and all obligations under the loan agreements shall be accelerated. On such date, the loan amount payable would be $1,854,713.31.

As previously disclosed, the Company was notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with certain listing requirements, including Listing Rule 5250(c)(1) since it had not yet filed its Form 10-K for the period ended December 31, 2024. The Company requested a hearing with a Nasdaq Hearings Panel (“Panel”), which had the effect of staying any suspension or delisting action pending the conclusion of the hearings process. On April 24, 2025, the Company received notification from the Panel that it has granted an extension until May 15, 2025 to file its Form 10-K for the period ended December 31, 2024, and until June 30, 2025, to demonstrate compliance with all continued listing requirements for the Nasdaq Capital Market.

On May 20, 2025, the Company received a determination letter from the Panel informing the Company that the Panel has determined to delist the Company’s common stock from Nasdaq for failure by the Company to timely file its Form 10-K for the year ended December 31, 2024 and Form 10-Q for the quarter ended March 31, 2025. Suspension of trading of the common stock occurred at the opening of business on May 22, 2025.

The notification indicates that Nasdaq will effect the delisting by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission after the applicable Nasdaq appeal and review periods have expired. The Company may appeal the delisting determination to the Nasdaq Listing and Hearing Review Council within the required 15 days from the date of the Panel’s decision. However, an appeal would not stay the suspension of the trading of the Company’s securities on Nasdaq. Following the delisting, the Company expects that the common stock will be quoted on the OTC Market.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Items 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of May 29, 2024. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Robert P. McDermott	58	Chief Executive Officer and President
Archit Shah	50	Chief Financial Officer
David Fidanza	62	Chief Information Officer
Muralidar Chakravarthi	46	Chief Technology Officer
John Pasqual	54	Director
Wayne Kalish	63	Director
Adam Chambers	50	Director
David Piedra	32	Director
Angel Liriano	29	Director
Joseph Tung	42	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Robert P. McDermott (age 58) has been Chief Executive Officer and President of iCoreConnect and is a member of the Company’s board of directors since August 2023. He is a 30-year veteran in sales, operations and finance. Mr. McDermott has had a successful career as an entrepreneur while demonstrating strong leadership skills in running these organizations. Mr. McDermott's Company (AXSA Document Solutions Inc.) made the prestigious Inc. 500 list and was listed as the 173rd fastest growing Company in America while he was CEO. He joined iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) in 2013, bringing more than 25 years of technology industry leadership, and executive management experience to his role with the Company. Mr. McDermott has held positions in various companies as either CEO or President. He has a bachelor’s degree majoring in Finance from Dowling College, NY. Mr. R. McDermott is currently the Chair of the Board. We believe that Mr. McDermott’s history with our company and knowledge of our business provides him with the qualifications to serve as a director.

Archit Shah (age 50) has served as Chief Financial Officer of iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) since September 2021. Mr. Shah brings over 20 years of finance and accounting experience to iCoreConnect. Mr. Shah has extensive experience as a finance and operations consultant focused on start-ups, turnarounds and restructurings in a variety of industries ranging from pharmaceutical companies to consumer health products to fitness concepts. Mr. Shah owned and operated several franchise concepts since 2016 as well as his running his own financial consulting practice since 2014, prior to which he was the Chief Financial Officer for XOS Digital Inc from 2012 to 2014. Mr. Shah holds a Bachelor of Commerce (Honors) from the University of Manitoba and is a designated Chartered Professional Accountant (CPA, CA) from the Chartered Professional Accountants of Manitoba. He is also a Certified Public Accountant by the State of Illinois.

David Fidanza (age 62) joined iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) in April 2015 as the Director of Software Implementation and has served as Chief Information Officer September 2017. His focus over the past 15 years has been on the design, implementation and support of enterprise level software solutions that focus on managing, securing, and delivering data. Mr. Fidanza oversees the MSaaS IT Department, and Content Development Initiatives. Mr. Fidanza holds a Diploma in Computer Processing from The Computer Processing Institute Diploma in New Jersey as wells as over 30 technical and software certifications in various products and softwares.

Muralidar Chakravarthi (age 46) has served as Chief Technology Officer of iCoreConnect Inc. (Nevada) (the predecessor to iCoreConnect) since October 2013 and is currently responsible for understanding the business needs and managing the successful design, development and deployment of iCoreConnect’s products and services. Mr. Chakravarthi has extensive experience in designing, developing and deploying multiple products and solutions to market. He was previously the Chief Software Architect for Nasplex Datacenters, LLC from 2010 through 2013, which was acquired by Transformyx Technologies, Inc. His job duties at Nasplex were to manage the design and development of various products and services. His role also included identifying key solutions for certain market spaces. He was also a cofounder of Team Cajunbot (University of Louisiana) — one of the teams that participated and was selected to run in the finals in the DARPA grand challenge for autonomous vehicle research (2004 – 2006). He holds a Master of Science in Computer Science from Southern Illinois University.

John Pasqual (age 54) has been a director of iCoreConnect since August 2023.  Dr. Pasqual served as Clinical Associate Professor at the University of Florida from 2013 to 2015 and has practiced as a board-certified oral & maxillofacial surgeon in private practice since 2010.  Dr. Pasqual brings extensive experience and expertise in healthcare to iCoreConnect.  Dr. Pasqual holds a Doctor of Dental Medicine degree from the University of Pittsburgh and multiple certificates in Oral and Maxillofacial Surgery, Anesthesia and Dentistry from Case Western Reserve University. Dr. Pasqual earned his Bachelor of Arts in Biology & English Literature at the University of Denver.  He is a Fellow of the American College of Oral and Maxillofacial Surgery, American Association of Oral and Maxillofacial Surgeons, and Diplomate of the American Board of Oral and Maxillofacial Surgery.  Dr. Pasqual is past president of the Atlantic Coast Dental Association and South Palm Beach County Dental Association and maintains membership in a number of professional associations and societies. Dr. Pasqual is an independent director and chair of the Nominating and Governance Committee and sits on the Audit Committee and Compensation Committee. We believe that Dr. Pasqual’s experience in the dental industry provides him with the qualifications to serve as a director.

Wayne Kalish (age 63) has been a director of iCoreConnect since September 2024. A New York native, Mr. Kalish graduated from the University of Central Florida in 1984, with a Bachelor of Business Administration degree with an emphasis in Accounting. He began his career as a Certified Public Accountant with KPMG and moved on to various roles over the course of his career including being the Vice President, Accounting and Corporate Planning and Analysis at Darden (NYSE), Chief Financial Officer at Tavistock Corporation and Concord Management, Limited, along with holding the role of VP Controller and Chief Accounting Officer with Ruby Tuesday (former NYSE). Wayne is now a partner with The Florida CFO Group which is a contractor-based Chief Financial Officer practice focused on bringing value to small and middle market owner-managed businesses. Wayne and his partners provide services including Interim Financial and General Management, Financial Planning, Analysis and Forecasting, Treasury and Risk Management, Internal Controls, Mergers and Acquisitions support, Financing assistance, and Business Valuation. Wayne’s services often culminate with the successful sale of client businesses to Private Equity or Strategic Buyers, monetizing decades of dedicated business owner service to customers and communities. In addition to his work accomplishments, Wayne serves on several not for profit boards as well as guest speaks at University of Central Florida and Rollins Crummer Graduate School of Business on various business topics. Mr. Kalish is an independent director and chair of the Audit Committee and sits on the Nominating and Governance Committee and Compensation Committee. We believe that Mr. Kalish’s experience in the finance function and as outsource CFO provides him with the qualifications to serve as a director.

Mr. Adam V. Chambers (age 50) has been a director of iCoreConnect Since April 2025. Mr. Chambers’ professional experience includes founding a myriad of businesses, acting as a Senior Investment Advisor (developing significant books of business), spearheading capital raising initiatives for public and private entities, and for providing consulting services to organizations looking to build their investment viability profile. Over the past 19 years, Mr. Chambers is credited with raising well over $300 million on behalf of companies with assets around the globe, in the consumer goods, technology, natural resources, real estate, renewables and healthcare sectors. Mr. Chambers has worked with dozens of companies supporting IPO &RTOs, developing strategic partnerships, creating easy to understand market messaging, devising relevant acquisition strategies and capital raise campaigns that captured investor attention. Mr. Chambers’ work experience includes founding, and serving as Principal Consultant with GMFB Communications (2007 – 2014), a company that specialized in marketing initiatives for small to medium sized public and private entities in the natural resource space), co-founding 3P International Energy (2010 – 2012), co-founding and serving as Director of BFK Capital (2014 –2016), co-founding Hydropothecary (2014 – 2017), serving as Financier with Planet Shrimp (2015 – 2016), Managing Director/ Co-Head of Equity Capital Markets with Bellotti Capital Partners (2013 – 2017), where he raised significant capital for micro-cap companies, working closely with clients on accretive deal sourcing, corporate restructuring, and organizational analysis. From 2017 - 2021, Mr. Chambers partnered with The Charlton Group, Inc. at IA Securities, where he devised a marketing platform that supported growing his own advisory clientele. Mr. Chambers ultimately sold his book of business to Wellington Altus in October 2021. In November, 2021, Mr. Chambers went back to his merchant banking roots, focused on assisting public and private companies with capital markets advisory and corporate restructuring.

Mr. Angel Liriano (age 29) has been a director of iCoreConnect Since April 2025. Mr. Liriano is a skilled professional with a background in real estate investment and civil engineering, having graduated from Ball State University. Specializing in the design, development and investment of high-end luxury homes. Angel has worked with selective clients to create custom, sophisticated commercial & residential projects. In addition to this, Angel is the owner of Biscayne Advisory, a company focused on real estate investment and advisory services, helping investors navigate and develop successful projects geared towards commercial and high end residential projects. With a blend of expertise in both management and real estate investment, Angel has built a reputation for excellence, innovation and a commitment to delivering top-tier results across various ventures.

Mr. David Piedra (age 32) has been a director of iCoreConnect Since April 2025. Mr. Piedra is a seasoned real estate investor and CEO of Stone Bros. Corporation. Backed by a generational legacy in property development, he leads the firm’s strategic growth across residential and commercial real estate. His expertise spans acquisitions, asset management, and market positioning, with a focus on maximizing long-term returns through innovative, results-driven leadership.

Mr. Joseph Tung (age 42), has served as a director of iCoreConnect Inc. since April 2025. He has been a Partner at Oakridge Law LLP since January 2025. From 2021 to 2024, he practiced securities law at Garfinkle Biderman LLP, advising on stock exchange listings, securities offerings, corporate governance and various business transactions. Prior to that, he worked at CC Corporate Counsel PC from 2020 to 2021 and at Beber PC from 2019 to 2020, where his practice included continuous disclosure and compliance matters as well as secured lending and commercial real estate transactions. Mr. Tung has also served as a director of Shuttle Pharmaceuticals Holdings, Inc. (Nasdaq: SHPH) since February 2025.

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

Audit Committee

Our Audit Committee is composed of three directors. The current members are Wayne Kalish (Chair), John Pasqual and Angel Liriano. Our Board has determined that Wayne Kalish is an “Audit Committee Financial Expert,” as defined by the SEC rules.

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

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of three directors. The current members are John Pasqual (Chair), Wayne Kalish and Joseph Tung.

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

Compensation Committee

Our Compensation Committee is composed of three directors. The current members are David Piedra (Chair), John Pasqual and Wayne Kalish.

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

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table presents summary information regarding the total compensation awarded to, earned by and paid to our named executive officers for the years ended December 31, 2024 and 2023:

	Year	Salary	Bonus(4)	Stock Awards (1) (2)	Options Awards (1)(2)	All other compensation (3)	Total

Robert McDermott	2024	$500,000	$-	$80,000	$2,913,966	$39,048	$3,533,014
Chief Executive Officer and President	2023	$365,104	$125,250	$58,919	1,978,226	$327,631	$2,855,130

David Fidanza	2024	$296,000	$-	$-	615,460	$15,000	$926,460
Chief Information Officer	2023	$216,370	$36,750	$-	399,158	$11,000	$663,278

Muralidar Chakravarthi	2024	$300,000	$-	$-	617,967	$15,000	$932,967
Chief Technology Officer	2023	$217,703	$37,500	$-	401,665	$11,000	$667,868

Archit Shah	2024	$314,000	$-	$40,000	781,384	$15,000	$1,150,384
Chief Financial Officer	2023	$253,250	$39,000	$26,234	308,228	$9,000	$635,712

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

(4) The Bonus pay out is subject to the Company raising funds in excess of $5,000,000.

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

Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers at December 31, 2024.

Outstanding Equity Awards At Fiscal Year-End

Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)
Robert McDermott	8/25/2023	22,621	-	$74.20
David Fidanza	8/25/2023	3,771	-	$74.20
Muralidar Chakravarthi	8/25/2023	3,771	-	$74.20
Archit Shah	8/25/2023	3,218	-	$76.40
Robert McDermott	5/31/2024	9,513	19,026	$33.60
David Fidanza	5/31/2024	2,569	5,137	$32.20
Muralidar Chakravarthi	5/31/2024	2,569	5,137	$32.20
Archit Shah	5/31/2024	2,637	5,274	$32.20
Robert McDermott	5/31/2024	90,088	-	$62.00
David Fidanza	5/31/2024	17,621	-	$62.00
Muralidar Chakravarthi	5/31/2024	17,621	-	$62.00
Archit Shah	5/31/2024	24,113	-	$62.00

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of May 29, 2025, regarding beneficial ownership of our common stock by:

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

	As of May 29, 2025
Name of Beneficial Owner	Shares beneficially owned	Percent of Class (1)

Robert McDermott (2)	233,775	4.65%

Muralidar Chakravarthi (3)	32,500	Less than 1%

David Fidanza (4)	43,128	Less than 1%

Archit Shah (5)	48,306	1.02%

John Pasqual (6)	34,176	Less than 1%

Wayne Kalish (7)	17,375	Less than 1%

Adam Chambers (8)	220,289	4.52%

David Piedra	-	-%

Angel Liriano	-	-%

Joseph Tung	-	-%

Directors and Executive Officers as a Group (8 persons)	629,549	12.91%

5% or greater shareholder

(1) Based on 4,877,080 shares of common stock outstanding as of May 29, 2025.

(2) Consists of: (i) 80,424 shares of common stock; (ii) 1,950 shares of common stock underly warrants to purchase common stock at an exercise price of $27.20 and 4,332 shares of common stock underly warrants to purchase common stock at an exercise price of $10.65 (iii) 4,094 shares of common stock underlying the iCoreConnect Preferred Stock; (iv) 938 shares of common stock underlying Preferred Stock warrants to purchase common stock at an exercise price of $11.50 per share, and (v) 142,047 common stock options.

(3) Consists of: (i) 3,403 shares of common stock; and (ii) 29,097 common stock options.

(4) Consists of: (i) 3,889 shares of common stock; (ii) 10,235 shares of common stock underlying the iCoreConnect Preferred Stock; and (iii) 28,994 common stock options.

(5) Consists of: (i) 13,064 shares of common stock; and (ii) 35,242 common stock options.

(6) Consists of: (i) 33,007 shares of common stock; (ii) 700 shares of common stock underlying the iCoreConnect Preferred Stock; and (iii) 469 shares of common stock underlying Preferred Stock warrants to purchase common stock at an exercise price of $11.50 per share.

(7) Consists of 17,375 shares of common stock.

(8) Consists of 220,289 shares of common stock held by the Bowery Consulting Group, Inc. which entity is affiliated with Mr. Chambers.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2023 the Company entered into two separate new notes with its Vice President of Acquisitions and Business Development; (a) $200,000 Promissory Note with 12% interest per annum which shall be paid on the maturity date which is December 31, 2023. In conjunction with the issuance of the Promissory Note, the Company also issued the investor a five-year warrant (the “Warrant”) to purchase 700 shares of Company common stock with an exercise price of $43.00 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance; (b) the Company issued the investor a convertible promissory note in principal amount of $94,685.91 The maturity of the Convertible Promissory Note was May 26, 2024 and carries an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate of $36.00 per share, which was the closing price of the Company’s common stock on the date of issuance. In conjunction with the Convertible Promissory Note, the Company also issued the investor 6,629 shares of Company common stock and a five-year warrant to purchase 6,629 shares of Company common stock with an exercise price of $2.15 per share, which was 120% of the closing price of the Company’s common stock on the date of issuance. In December 2023, the Company entered into an amendment with holder of an Amendment to Convertible Promissory Notes issued in October 2023 whereby the holder of the Note agreed that the Note would not be convertible into shares of Company Common Stock unless and until the Company’s shareholders approve such conversion per NASDAQ Listing Rule 5635(d) which was obtained on May 31, 2024. The Company and the Note holder also entered into amendments to the warrants to purchase common stock issued in connection with the issuance of the Note, pursuant to which the holder of the Warrants agreed that the Warrants would not become exercisable unless and until the Company’s shareholders approve the exercise of the Warrants pursuant to NASDAQ Listing Rule 5635(d) which was obtained on May 31, 2024. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with the related party pursuant to which the Company issued the related party a convertible note in the principal amount of $200,000 in exchange for $200,000. The maturity of the convertible note was April 30, 2024 and carried an interest rate of 12% per annum and is initially convertible into Company common stock at a conversion rate equal to 120% of the closing price of the Company’s common stock on the date of issuance. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 1,500 shares of our common stock with an exercise price of $30.00. At maturity these notes were reissued under the same terms for a maturity date of July 31, 2024. On August 13, 2024, with an effective date of August 1, 2024 the Company entered into an new convertible promissory notes in the principal amounts of $103,475 and $213,998 respectively, inclusive of any and all unamortized OID, accrued interest and outstanding principal. Pursuant to the exchange agreements the Company issued a new note that extended the term of the original debt to August 1, 2027 and provide for a new conversion price of $16.00 with a mandatory conversion if the Company’s stock price is at $20.80 or above subject to there being at least 75,000 daily share trading volume over five consecutive days. The new note carries an interest rate of 12% per annum with all interest and principal due at maturity. The promissory notes are subordinated to the Company’s senior lenders.

In June 2023 the Company entered into a promissory note with an entity controlled by its Chief Executive Officer, a related party. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000 and matured on December 31, 2023. The Note carried an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $149.00 at the sole discretion of the issuer. On April 8, 2024 with an effective date of January 1, 2024, the Company entered into a securities purchase agreement with a related party pursuant to which the Company issued the related party a promissory note in the principal amount of $260,000 in exchange for $260,000. The maturity of the promissory note was April 30, 2024 and carries an interest rate of 20% per annum. In conjunction with the April 8, 2024 Note, we issued the investor a five-year warrant to purchase 1,950 shares of our common stock with an exercise price of $30.00. On maturity this note was extended on the same terms until May 1, 2024. On May 13, 2024, the Company entered into a Note Amendment with an extension of a Convertible Promissory Note in the original amount of $350,000 with an original maturity date of May 13, 2024 to be extended to July 31, 2024. In consideration for the extension the Company issued the holder 2,577 restricted shares of common stock at maturity. The shares were subject to the Company’s ability to issue such shares in compliance with Nasdaq Listing Rule 5635(d) which will require the approval by the Company’s shareholders of certain proposals to be considered at the Company’s 2024 Annual Meeting to be held on May 31, 2024. At maturity this note was reissued under the same terms to July 31, 2024. At maturity this note was reissued under the same terms to September 30, 2024. At maturity the note was reissued under the same terms and the Company issued the investor a five-year warrant to purchase 4,322 shares of our common stock with an exercise price of $10.65. The convertible promissory note is subordinated to the Company’s senior lenders.

On April 10, 2025, the Company entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with an institutional investor (the “Lender”), which is affiliated with Adam Chambers, one of our directors. Pursuant to and under the terms of the Revolving Loan Agreement, the Company issued to the Lender a revolving note dated April 10, 2025 in the principal amount of up to $2,180,000 (the “Revolving Note” and such amount, the “Maximum Outstanding Amount”), which the Company may draw upon at its discretion from time to time (the “Financing”). The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full. On the first anniversary of the closing date, the entire Payment Amount (or, if an Event of Default shall have previously occurred, the Default Amount) shall become due and payable (the “Maturity Date”). All outstanding Revolving Loans: (i) shall be payable in full on the Maturity Date or may be paid or pre-paid, in whole or in part, to the Lender prior to the Maturity Date, and (ii) may thereafter be borrowed or reborrowed, subject to the terms of the Revolving Loan Agreement. All payments of principal of any Revolving Loan or Revolving Loans thereunder shall be accompanied by the payment in full of all accrued and unpaid interest thereon. No Revolving Loans may be requested or made hereunder on any date that is after the tenth (10th) business day preceding the Maturity Date. The Revolving Loan Agreement contains customary events of default. If an event of default occurs, the Lender may accelerate the indebtedness under the Revolving Loan Agreement, and an amount equal to 120% of the outstanding principal amount and accrued and unpaid interest plus other amounts, costs, expenses and/or liquidated damages due under or in respect of the Loan Documents for the Financing, if any. On the closing date, the Company issued to Lender a number of shares of common stock equal to 4.99% of the outstanding shares of common stock on the closing date (after giving effect to such issuance to Lender). The Revolving Loan Agreement also provides that from the date of the Revolving Loan Agreement until the earlier to occur of (i) the Maturity Date and (ii) the repayment in full of any Revolving Loans in the Payment Amount, the Company will use its reasonable best efforts to consummate a public offering of not less than $5,000,000 as soon as practicable.

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

Director Independence

The Board has determined that each of Messrs. Kalish, Pasqual, and Liriano, are independent under the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market; therefore, every member of the Audit Committee, Compensation Committee and Nominating and Governance Committee is an independent director in accordance with those standards.

Item 14. Principal Accounting Fees and Services

During fiscal years December 31, 2024 and 2023, the Company’s independent registered public accounting firms, rendered services to the Company for the following fees:

	2024	2023
Audit Fees	$473,367	$525,506
Tax Fees	17,510	19,120
Total	$490,877	$544,626

Audit Committee's Pre-Approval Practice

Section 10A(i) of the Securities Exchange act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the Audit Committee) or unless the services meet certain de minimis standards.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements included in this Form 10-K are listed in Item 8.

(b) Exhibits*:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1*	Merger Agreement and Plan of Reorganization, dated as of January 5, 2023 by and among FG Merger Corp., FG Merger Sub Inc. and iCoreConnect Inc.	8-K	2.1	1/6/2023
3.1	Second Amended and Restated Certificate of Incorporation of iCoreConnect Inc.	8-K	3.1	8/31/2023
3.2	Amended and Restated Bylaws of iCoreConnect Inc.	8-K	3.2	8/31/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation of iCoreConnect, dated May 31, 2024	8-K	3.1	5/31/2024
4.1	Specimen Warrant Certificate of FG Merger Corp.	S-1/A	4.3	2/23/2022
4.2	Public Warrant Agreement, dated February 25, 2022, by and between FG Merger Corp. and Continental Stock Transfer & Trust Company, LLC.	8-K	4.1	3/3/2022
4.3	Private Warrant Agreement, dated February 25, 2022, by and between FG Merger Corp. and Continental Stock Transfer & Trust Company, LLC	8-K	4.2	3/3/2022
4.4	Form of Amendment to Public Warrant Agreement, dated February 25, 2022, by and between FG Merger Corp. and Continental Stock Transfer & Trust Company, LLC.	S-4/A	4.6	4/17/2023
4.5	Form of Amendment to Private Warrant Agreement, dated February 25, 2022, by and between FG Merger Corp. and Continental Stock Transfer & Trust Company, LLC	S-4/A	4.7	4/17/2023
4.6	Form of Convertible Promissory Note issued December 29, 2023	8-K	4.1	1/5/2024
4.7	Form of Convertible Promissory Note issued February 1, 2024	8-K	4.1	2/7/2024
4.8	Form of Convertible Promissory Note issued February 9, 2024	8-K	4.1	2/15/2024
4.9	Form of Convertible Promissory Note issued February 2024	8-K	4.1	2/28/2024
4.10	Form of Amendment to February Purchase Agreements	S-1	4.11	6/11/2024
4.11	Form of Promissory Note issued May 22, 2024	8-K	10.1	5/28/2024
4.12	Form of Convertible Promissory Note issued June 12, 2024	8-K	4.1	6/17/2024
4.13	Form of Exchange Notes issued August 2024	8-K	4.1	8/21/2024
4.14	Form of 2027 Notes issued August 2024	8-K	4.2	8/21/2024
4.13	Form of 2025 Notes issued August 2024	8-K	4.3	8/21/2024
4.14	Form of December Note	8-K	4.1	12/10/2024
10.1	[Reserved]
10.2	Form of Lock-Up Agreement	8-K	10.3	1/6/2023
10.3+	iCoreConnect 2023 Stock Plan	8-K	10.3	8/31/2023
10.4+	Employment Agreement between iCoreConnect Inc. and Robert McDermott	8-K	10.4	8/31/2023

10.5+	Employment Agreement between iCoreConnect Inc. and Archit Shah	8-K	10.5	8/31/2023
10.6+	Employment Agreement between iCoreConnect Inc. and David Fidanza	8-K	10.6	8/31/2023
10.7+	Employment Agreement between iCoreConnect Inc. and Murali Chakravarthi	8-K	10.7	8/31/2023
10.8	Prepaid Forward Purchase Agreement, dated August 14, 2023	8-K	10.1	8/14/2023
10.9	Purchase Agreement, dated September 12, 2023, between iCoreConnect Inc. and Arena Business Solutions Global SPC II, Ltd.	8-K	10.1	9/14/2023
10.10	Form of Securities Purchase Agreement related to the issuance of the Convertible Promissory Note issued December 29, 2023	8-K	10.1	1/5/2024
10.11	Subordinated Loan Agreement related to the issuance of the Convertible Promissory Note issued December 29, 2023	8-K	10.2	1/5/2024
10.12	Subordinated Note issued December 29, 2023	8-K	10.3	1/5/2024
10.13	Subordinated Security Agreement related to the issuance of the Convertible Promissory Note issued December 29, 2023	8-K	10.4	1/5/2024
10.14	Form of Warrant Amendment issued December 29, 2023	8-K	10.5	1/5/2024
10.15	Form of Note Amendment issued December 29, 2023	8-K	10.6	1/5/2024
10.16	Form of Securities Purchase Agreement related to the issuance of the Convertible Promissory Note issued February 1, 2024	8-K	10.1	2/7/2024
10.17	Forbearance Agreement	8-K	4.2	2/15/2024
10.18	Form of Securities Purchase Agreement dated February 26, 2024	8-K	10.1	2/28/2024
10.19	Form of Registration Rights Agreement dated February 26, 2024	8-K	10.2	2/28/2024
10.20	Form of Note Amendment	10-Q	10.10	5/15/2024
10.21	Form of Promissory Note Amendment dated June 12, 2024	8-K	10.1	6/17/2024
10.22	Strata Purchase Agreement dated August 16, 2024 between iCoreConnect, Inc. and Clearthink Capital Partners, LLC	8-K	10.1	8/21/2024
10.23	Registration Rights Agreement dated August 16, 2024 between iCoreConnect, Inc. and Clearthink Capital Partners, LLC	8-K	10.2	8/21/2024
10.24	Form of Exchange Agreements dated August 13, 2024	8-K	10.3	8/21/2024
10.25	Form of 2027 Note Purchase Agreements dated August 13, 2024	8-K	10.4	8/21/2024
10.26	Form of 2025 Note Purchase Agreements dated August 13, 2024	8-K	10.5	8/21/2024
10.27	Amendment Agreement dated August 26, 2024 between iCoreConnect, Inc., iCore Midco, Inc. and the Purchaser	8-K	10.2	8/27/2024
10.28	Form of Securities Purchase Agreement dated December 5, 2024	8-K	10.1	12/10/2024
10.29	Form of Registration Rights Agreement dated December 5, 2024	8-K	10.2	12/10/2024
10.30	Equity Purchase Agreement dated December 5, 2024, between the Company and Crom Structured Opportunities Fund I, LP	8-K	10.3	12/10/2024
10.31	Registration Rights Agreement dated December 5, 2024, between the Company and Crom Structured Opportunities Fund I, LP	8-K	10.4	12/10/2024
10.32	Form of Warrant Waiver	8-K	10.5	12/10/2024
16.1	Letter dated September 11, 2023 from Plante & Moran, PLLC to the SEC	8-K	16.1	9/11/2023
21.1	List of Subsidiaries	S-1	21.1	10/10/2023
23.1	Consent of Marcum LLP
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ICORECONNECT, INC.

By:	/s/ Robert P McDermott
Robert P McDermott,
Chief Executive Officer

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	May 29, 2025
(Principal Executive Officer)
/s/ Archit Shah
Archit Shah	Chief Financial and Accounting Officer	May 29, 2025
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer and Director	May 29, 2025
(Principal Executive Officer)

/s/ Archit Shah
Archit Shah	Chief Financial Officer	May 29, 2025
(Principal Financial and Accounting Officer)

/s/ Wayne Kalish
Wayne Kalish	Director	May 29, 2025

/s/ John Pasqual
John Pasqual	Director	May 29, 2025

/s/ Adam Chambers
Adam Chambers	Director	May 29, 2025

/s/ David Piedra
David Piedra	Director	May 29, 2025

/s/ Angel Liriano
Angel Liriano	Director	May 29, 2025

/s/ Joseph Tung
Joseph Tung	Director	May 29, 2025

